Form 10-K
period 1998-12-31
MARINE SHUTTLE OPERATIONS INC
filed 1999-03-29
CIK 1064469

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998
                                -----------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to _________

                         Commission File Number 0-29796

                         MARINE SHUTTLE OPERATIONS INC.
                         ------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Nevada                                 91-1913992
-------------------------------------------  -----------------------------------
    (State or Other Jurisdiction of            I.R.S. Employer Identification
     Incorporation or Organization)                         No.)

4410 Montrose Boulevard, Houston, Texas                   77006
-------------------------------------------  -----------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:               (713) 529-7498
                                                                  --------------

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g) of the Exchange Act:
                                         Common Stock, par value $.001 per share
                                         ---------------------------------------
                                                     (Title of class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 1999 was approximately $62,826,216 computed based on the average bid and asked prices of the Common stock on the OTC Bulletin Board on such date.

      There were 33,707,357 shares of the Registrant's common stock outstanding as of March 22, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-K

                                TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION                                             1

PART I                                                                         3

  ITEM 1. BUSINESS                                                             3
    General                                                                    3
    The Market                                                                 4
    Decommissioning                                                            5
    The Offshore Shuttle                                                       6
    Business Strategy                                                          8
    Strategic Alliances                                                        9
    Proprietary Protection                                                    10
    Competition                                                               11
    Regulation                                                                11
    Insurance                                                                 12
    Employees                                                                 12
  ITEM 2. PROPERTIES                                                          13
  ITEM 3. LEGAL PROCEEDINGS                                                   13
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 13

PART II                                                                       14

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            14
  ITEM 6. SELECTED FINANCIAL DATA                                             15
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                               16
    General                                                                   16
    Results of Operations                                                     17
    Business Strategy                                                         17
    Liquidity and Capital Resources                                           18
    Year 2000 issue                                                           19
    Amortization of Goodwill                                                  19
    International Operations                                                  20
    Holding Company Structure                                                 20
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         20
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         21
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                                                66

PART III                                                                      66

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS                                   66
    Compliance with Section 16(a) of the Securities Exchange Act of 1934      67
  ITEM 11. EXECUTIVE COMPENSATION                                             68
    Summary Compensation Table                                                68
    Employment Agreements                                                     68
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     69
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     70
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K                                                           72

                                     PART I

      This Annual Report on Form 10-K (and any other reports issued by the Company from time to time) contain certain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including statements regarding the capabilities of a Offshore Shuttle, anticipated market size, the Company's business strategy, and the like are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as result of various known and unknown factors including, without limitation, future economic, competitive, regulatory, and market conditions, future business decisions, the receipt of financing, construction delays, demand for the Company's services, and those factors discussed below under Management's Discussion and Analysis of Financial Condition and Results of Operations. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

ITEM 1. BUSINESS

General

      Marine Shuttle Operations Inc., through its wholly-owned Norwegian subsidiary, Marine Shuttle Operations AS ("MSOAS"), is seeking to become a leading player in the market for decommissioning, installing, and transporting offshore oil and gas structures. The Company is in the development stage, has not generated any revenues from operations, and does not expect to generate any significant revenues from operations, until the year 2001, at the earliest.

      The Company intends to focus its initial efforts on decommissioning -- i.e., the multi-stage process of removing an offshore oil or gas installation. Removal typically is accomplished by cutting the particular installation into many pieces and utilizing crane ships and other support vessels to lift the pieces onto barges or, in some instances, onto the deck of the crane ships themselves. Although this procedure may be adequate for the small, shallow water installations that require relatively little cutting to be removed, the extensive cutting and lifting required with respect to the larger platforms situated in deeper waters makes decommissioning such installations using such procedure difficult, dangerous, time-consuming, and expensive.

      Offshore Shuttle AS ("OSAS"), a majority-owned Norwegian subsidiary of the Company, has designed a new generation of vessel (the "Offshore Shuttle") which the Company believes will be capable of lifting and carrying most of the largest installations without extensive cutting or dismantling. MSOAS has entered into a license agreement with OSAS which gives MSOAS the exclusive right to build and operate five Offshore Shuttles, and an exclusive option to build and operate an additional two Offshore Shuttles thereafter.

      The Company has formed strategic alliances to test, develop, manufacture, and commercialize the Offshore Shuttle concept. In particular, the Company will rely on OSAS with respect to the pre-engineering work necessary to construct the Offshore Shuttles, Thyssen Stahlunion GmbH with respect to the marketing of its proposed services, RC Consultants AS with respect to its engineering and operational activities, and Schuller Industrieentsorgung AG (formerly Schuller Industrieentsorgung GmbH) with respect to waste management, onshore dismantling, and oil pollution prevention and cleanup.

      The Company was incorporated in Nevada in May 1997 under the name Geoteck International, Inc. On May 29, 1998, it changed its name to Marine Shuttle Operations Inc. In 1998, the Company acquired all of the issued and outstanding stock of MSOAS in exchange for 7,600,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), and acquired 3,291,738 shares of OSAS (approximately 68% of the outstanding OSAS capital stock) in exchange for 4,937,607 shares of Common Stock. In addition, the

Company has entered into two agreements to acquire an additional 686,668 shares of OSAS (approximately 14.5% of the outstanding OSAS capital stock) in exchange for 1,030,002 shares of Common Stock (the "Additional OSAS Exchanges"). The Company expects the Additional OSAS Exchanges to close in the near future, although there can be no assurance in that regard.

      The Company's principal offices in the United States are located at 4410 Montrose Boulevard, Houston, Texas 77006. Its telephone number is (713) 529-7498. Unless the context otherwise requires, the term "Company" as used herein includes Marine Shuttle Operations Inc. and its subsidiaries.

The Market

      There are now more than 6,500 offshore oil and gas installations worldwide located on the continental shelf of approximately 53 countries. Of these, there are approximately 4,000 structures in the Gulf of Mexico, 950 in Asia, 700 in the Middle East, 400 in Europe, and the balance are scattered throughout the rest of the world. Of the European total, more than 300 are in the North Sea and the North East Atlantic.

      Many different types of installations exist, each one being uniquely designed based on the water depth, seabed characteristics, and reservoir, wave, and current conditions of the site of installation. Of the current installed base of structures, the vast majority (more than 5,800) are fixed steel installations. Although most fixed steel installations are situated in shallow waters (i.e., less than 75 meters), there are three hundred to four hundred fixed steel installations situated in intermediate water depths (i.e., 75 to 200 meters). These deeper water structures tend to be much larger than their shallow water counterparts.

      Fixed steel installations are comprised of two elements: the topside and the substructure or "jacket." The topside is the above-water portion of the installation that contains the processing, drilling, and accommodation facilities. Topsides vary enormously in size and function. Weights range from a few hundred tons for small topsides in the Gulf of Mexico to over 50,000 tons for large topsides in the North Sea. Topsides may be built as separate modules, as an integrated unit, or as a combination of the two (i.e., an integrated deck containing process facilities topped by individual modules). The choice of system depends on the facilities required and the method by which the topside is installed. Topsides typically are transported offshore either on barges or on the deck of the crane ships.

      A jacket is a lattice-work of steel tubes anchored to the seabed by piles driven up to 100 meters into the soil. They can weigh over 30,000 tons, have a wide base (up to 120 meters across), and taper towards the top. The vast majority of jackets are transported to their offshore site by barge. Small jackets can be lifted off the barge and placed in the water vertically. Large jackets, whether barge launched or crane lifted, enter the water horizontally and are then ballasted by controlled flooding to the vertical position before being lowered into place. Once the jacket is piled into the seabed, the topside generally is installed by crane.

      In addition to fixed steel structures, the installed base includes concrete gravity base structures (typically found in shallow and intermediate water depths), various types of floating structures such as tension leg platforms, floating production platforms, spars, and floating production, storage and offloading vessels (typically situated in deep waters -- i.e., more than 200 meters), and subsea structures which include the equipment needed to develop satellite fields and the seabed equipment associated with floating installations.

      The Company believes that over the next 30 years, most of the installed base of structures will have to be decommissioned at an estimated cost of $20 billion to $40 billion. It is anticipated that significant portion of this amount will be spent on the three hundred to four hundred large, steel, intermediate depth installations that are substantially more difficult to remove using existing technology than their shallow water counterparts. This is most evident in the North Sea and the North East Atlantic where, due to the harsh environment and the significant number of large, intermediate depth steel structures, the anticipated decommissioning costs are considerably greater than in the rest of the world. Indeed, it is estimated that approximately fifty to sixty percent of worldwide decommissioning costs will be spent in the North Sea and the North East Atlantic, even though such regions account for just five percent of the total number of installations. The Company's initial decommissioning efforts will focus on these large, intermediate depth steel structures.

Decommissioning

      Decommissioning is the multi-stage process of removing an offshore oil or gas installation. The process includes planning and engineering the removal of the installation, obtaining necessary regulatory approvals, removing the installation, sealing the wells, and transporting the installation for re-use, recycling, or disposal. Removal costs can range from $2 million for smaller platforms in shallow waters to more than $140 million for larger ones in deeper waters.

      A number of different methods may be utilized to remove an offshore installation. Determining which method is most appropriate for a particular installation is a function of numerous factors, including the installation's size, weight, construction type, and distance from shore, the water depth, seabed characteristics, reservoir, wave, and current conditions of the site of installation, and safety considerations. The typical method of removal involves cutting the particular structure into many pieces. Crane ships and other support vessels are used to lift the pieces onto barges or, in some instances, onto the deck of the crane ships themselves. The cutting is necessitated by the limited lifting capabilities of existing crane ships. Complications often arise, however, in determining the maximum lift capability during decommissioning operations. The largest cranes theoretically are capable of lifting objects up to 14,000 tons. During an actual lift, however, various factors including safety and operational constraints (e.g., vertical and horizontal clearance, the required outreach and/or upreach of the crane boom, anchoring requirements, and proximity to other facilities, subsea wellheads, and pipelines), location characteristics, and the size and structural integrity of the pieces to be lifted all will significantly reduce the theoretical lift capability. This is best illustrated by the recent removal of the Odin jacket in Norway. Two cranes, with a combined maximum theoretical lift capacity of 14,000 tons, were engaged to remove a jacket that weighed approximately 10,000 tons. Despite the significant disparity between the cranes' maximum theoretical lift capacity and the weight of the jacket, the jacket had to be cut into four sections, each of which was lifted separately.

      Several companies have offered and/or have proposed solutions for lifting large platforms in one piece. These involve the use of multiple barges, twin-hull tankers, split-hull tankers, and U-shaped semi-submersibles. One such solution, known as Versatruss, is comprised of two barges and an array of booms, rigging, and winches. The components are assembled together to produce what is essentially a giant scissors jack. The barges are symmetrically placed around the platform, and the booms from each barge are placed in receptacles that have been welded to the platform deck. The barges are pulled together sideways using winches. This causes the angle of inclination of the booms to increase, forcing the deck upwards. The Company believes that the utility of Versatruss and most of these other alternative solutions will be limited to the lifting of topsides in calm waters. Although some of such lifting systems may be capable of lifting jackets, the Company believes that the vertical clearance limitations inherent in each of such systems will inhibit their ability to lift the jackets onshore. Rather, the Company believes that such systems only will be capable of towing jackets from one installation site to another. There can be no assurance, however, that the Company's beliefs will prove to be accurate.

      Removal of a few of the larger, older jackets that are equipped with flotation tanks may be attempted by re-floating them. During installation, the flotation tanks were used to temporarily float the jackets. Foundation piles were then added to fasten these structures to the seabed, the flotation tanks were ballasted, and any temporary buoyancy aids were removed. If the flotation tanks can be deballasted and the foundation piles can be removed or equipped with temporary buoyancy aids, then it might be possible to refloat the structure. Given the age of these structures, however, the condition of the flotation tanks is questionable. Moreover, transporting the large floating jacket would create a sizeable wake, thus limiting access to coastal locations.

      Certain countries also permit the decommissioning of offshore oil and gas structures by partially removing them or by toppling the structures and leaving them on the seabed. Decommissioning guidelines issued by the International Maritime Organization (the "IMO"), a technical arm of the United Nations dealing with safety of navigation, provide that certain platforms, depending on their size and water depth, may be partially removed or toppled provided that the remains are covered by an unobstructed water column at least 55 meters deep to allow for seagoing traffic. Many countries, however, citing environmental and other concerns, do not allow these forms of decommissioning in their territorial waters. In July, 1998, the contracting parties to the Convention for the Protection of the Marine Environment of the North East Atlantic (also known as the "OSPAR Convention"), which include the United Kingdom, Ireland, France, Spain, Portugal, Belgium, Germany, Denmark, Norway, Sweden, Finland, Luxembourg, the Netherlands, Iceland, the European Union, and Switzerland, agreed to restrictions more stringent than those set forth in the IMO guidelines. Based on the premise that reuse, recycling, or onshore disposal generally will be the preferred options for decommissioning offshore platforms, the OSPAR Convention provides for a ban, effective February, 1999, on the dumping and the leaving (wholly or partially) in place of disused offshore installations located in the North Sea, the North East Atlantic, and certain other regions. Permits may be issued for alternative means of disposal if significant reasons can be shown as to why such alternative means are preferable to reuse, recycling, or onshore disposal.

      The Company believes that the Offshore Shuttle will represent a new, cost-effective alternative for decommissioning offshore oil and gas platforms, particularly large, intermediate depth structures.

The Offshore Shuttle

      Operation. The Offshore Shuttle's design is based on the Archimedes principle: putting water into a floating object will cause it to submerge, and letting water out will cause it to rise. In essence, the Offshore Shuttle is designed to be a large buoyancy tank that can be submerged for placement under or adjacent to an offshore installation and then elevated to lift the installation.

      The Company envisions a typical platform removal operation commencing with the preparation of the Offshore Shuttle at its home base and the preparation of the platform for removal. Pre-removal preparations will include conducting a detailed analysis and preparing a comprehensive method statement of all of the tasks to be performed in the removal operation, adjusting the Offshore Shuttle's lifting frame for the installation to be removed, and equipping the topside support legs or the underside of the topside deck with specially-prepared docking connections. Upon completion of the pre-removal preparations, the Offshore Shuttle will be towed (it is not a self-propelled vessel) to the offshore site by several vessels, one of which will serve as the control center for the removal operation.

      The topside will be removed first. The Offshore Shuttle will be partially submerged (i.e., ballasted) and guided into position under the topside by the use of guidance tugs and/or mooring anchors. The tugs and/or the anchors will keep the Offshore Shuttle in position while the topside is cut from the jacket (alternatively, the Offshore Shuttle can be moved into position after cutting the topside from the jacket). Once cut, the topside and the jacket will be temporarily secured to each other by clamps that will be designed specifically for the installation being removed. The Offshore Shuttle will be deballasted, causing it to rise in the water until the lifting frame on the Offshore Shuttle connects with the docking connections on the topside. The temporary clamps then will be unfastened from the jacket. Once the topside is lifted, it can be seafastened to the Offshore Shuttle for transport to another offshore site, or to a land site for dismantling or refurbishment.

      The Offshore Shuttle then will be towed by tugs to the offshore location to perform the jacket removal. It will be maneuvered by the tugs and/or mooring anchors into position. The Offshore Shuttle will be ballasted at one end so that it is tilted in the water. The tugs and/or the anchors will keep the Offshore Shuttle in place while the connection to the jacket is made. The jacket will be connected by tension mechanisms or a lifting frame to the Offshore Shuttle and the jacket legs will be cut at the seabed (or, for large structures, above the foundations). Alternatively, the Offshore Shuttle can be moved into position after part cutting the jacket legs. The Offshore Shuttle will lift the jacket by deballasting into its original horizontal position. The jacket will be seafastened to the Offshore Shuttle and transported to another offshore site, or to a land site for dismantling or refurbishment.

      The Company believes the Offshore Shuttle will be able to remove most of the largest topsides in one piece and also will be capable of diving partly below the water surface to remove a complete jacket in one operation. The maximum weight of the structures which can be handled is a matter of design, but the Company believes that Offshore Shuttle will be capable of lifting most of the largest structures (i.e., topsides or platforms)

(up to approximately 25,000 tons) in one piece without the use of large crane barges.

      Once a structure is removed, the Company believes that the Offshore Shuttle will be able to be used as a barge for transport. It is anticipated that the removed structure will lie in project-specific cradles on the Offshore Shuttle to help prevent damage to the object during transportation. This is particularly important where reuse of the marine structure is of interest. In addition, the Company believes that it may be possible to design the Offshore Shuttle with a cover at one end so that by ballasting it 180 degrees into a vertical position, a very large working deck would be created 50 to 60 meters above water level. If so, the working deck could be positioned above structures (e.g., ships) or beneath structures (e.g., bridges) for use as a platform from which equipment could be operated.

      The cost of constructing an Offshore Shuttle is estimated to be around $80 million to $120 million, depending on size, compared to an estimated minimum cost of $200 million to build a crane ship. Moreover, the Company anticipates that approximately 20 people will be required for a typical Offshore Shuttle decommissioning operation compared to the typical crane ship operation that requires up to 200 people. Additional support vessels are needed for both crane ship or Offshore Shuttle operations.

      The Company believes that the Offshore Shuttle's principal advantage over existing decommissioning methods will be its ability to remove and carry large structures in one piece. By eliminating the need to cut installations into many smaller units, offshore operation time, costs, and risks will be significantly reduced and reuse of the installation will become a more viable alternative. The Company believes the Offshore Shuttle's anticipated versatility will make it a unique alternative for handling marine objects both inshore and offshore.

      Dimensions. Based on current designs, each Offshore Shuttle will consist of six longitudinal tubes, four transverse tubes, and twelve vertical tubes. Although the dimensions of each Offshore Shuttle will vary based on the average size installation a particular Offshore Shuttle is designed to handle, it is anticipated that each Offshore Shuttle will be 130 to 200 meters long, 70 to 95 meters wide, and 60 meters high. The diameter of each tube will be approximately 10 meters. Each tube will be ring-stiffened in order to resist the hydrostatic pressure associated with installation or retrieval of marine structures. The longitudinal tubes may be ballasted by letting water in or deballasted by pumping water out.

      There may be a fixed, 4,000 ton ballast in one of the outer transverse tubes to ensure sufficient stability. In addition, there will be separate ballasting compartments at one end of the two outer lower longitudinal tubes. These compartments will enable the Offshore Shuttle to maintain a horizontal position when the center of gravity of the object being transported or unloaded is close to the bottom of the Offshore Shuttle.

      It is anticipated that the total weight of each Offshore Shuttle will range from 8,000 tons to 17,000 tons, depending upon the task for which it is designed. The main dimensions (as described above) may be subject to change depending on the Company's determination of the number and types of marine objects which are to be installed or removed in the foreseeable future. It is the Company's intention to have each Offshore Shuttle built for a dedicated region.

      Testing. The Company believes that the technical risks associated with the Offshore Shuttle concept have been reduced by extensive model testing and rigorous calculations. Using a 1:50 scale model of an Offshore Shuttle, motions in different ballast conditions were tested; ballasting/deballasting sequences were tested without any marine object, with a 1:50 scale model of 7,000 ton jacket, and with a 1:50 scale model of an 8,000 ton topside; and hydrodynamics were tested by examining the motions of the Offshore Shuttle (with and without a marine object) in different positions and when subjected to wave forces, as well as its towing resistance in calm water and storm. In addition, based on engineering documentation, calculations, and model testing, Det Norske Veritas AS, an internationally-recognized society responsible for classification and technical inspections of merchant vessels, issued a Statement of Approval verifying the technical feasibility of the Offshore Shuttle concept for the transport and removal of certain offshore platform deck structures and jackets.

      Despite the testing, documentation, and approval, there can be no assurance that construction of the

Offshore Shuttle will be successfully completed or that, if constructed, the Offshore Shuttle will function properly, will be operationally safe and environmentally friendly, or will enable the Company to provide decommissioning, installation, and transportation services in an effective manner or at all. In addition, it is anticipated that the Offshore Shuttle will be equipped with an adjustable lifting frame, and specially-prepared docking connections will be utilized during removal operations. To date, neither the lifting frame nor the docking connections have been engineered, and there can be no assurance such engineering will be successfully completed. If the Company is unable to engineer the lifting frame and/or the docking connections, it could have a material adverse effect on the Company.

Business Strategy

      Construction of the first Offshore Shuttle is intended to commence in the fourth quarter of 1999. The Company does not have the ability to manufacture the Offshore Shuttle. The Company has received bids from several construction yards which it believes have the capacity and capability to build an Offshore Shuttle. Although there can be no assurance that the Company will be able to negotiate acceptable contract manufacturing arrangements, the Company anticipates that the construction of the first Offshore Shuttle will be completed by the third quarter of 2001, at the earliest. Subject to the receipt of additional financing, construction delays, market conditions, demand for the Company's services, and other factors, construction of an additional Offshore Shuttle is intended to commence in each of the four years after ordering the first Offshore Shuttle, until a total five Offshore Shuttles are in operation. MSOAS has an option to build an additional two Offshore Shuttles thereafter. There can be no assurance, however, as to the time required to complete such construction efforts or that such efforts can be successfully completed at all.

      Subject to market demand, performance results, and other factors, the Company anticipates that each Offshore Shuttle will conduct one commercial operation in its first year in service, and will perform up to three operations in each year thereafter. In making the foregoing forecast, the Company has assumed that each commercial operation, including all pre-engineering work, will take up to one year to complete, with the offshore portion calculated on average to be four weeks.

      The Company intends to focus its initial efforts on the decommissioning market in the North Sea, the North East Atlantic, and other regions where it anticipates the advantages of using the Offshore Shuttle to decommission large, intermediate depth structures will be most prominent. The Company estimates that 300 to 400 of such structures currently exist for which use of the Offshore Shuttle would be ideal. In the North Sea alone, there are approximately 100 steel jackets in water depths greater than 75 meters. The Company ultimately intends to provide a full range of services, including decommissioning, installing, transporting, and recycling/disposing of various types of structures.

      Offshore decommissioning and installation activity in the North Sea and the North East Atlantic is highly seasonal, principally as a result of weather conditions. Historically, the greatest demand for offshore decommissioning and installation services in such regions has been during the period from May through September. The Company may seek to partially offset the anticipated seasonality of its proposed operations by pursuing other potential opportunities such as leasing the Offshore Shuttle to third parties for bridge building, drydocking ships and floating platforms, and other uses. No assurances can be given that such other opportunities, if successful, will result in the anticipated offset of the seasonality of the Company's proposed operations.

Strategic Alliances

      The Company's business strategy is dependent upon forming strategic alliances and relationships with joint venture partners, contract manufacturers, or other third parties, and upon the subsequent success of these parties in performing their responsibilities. In this regard, MSOAS has entered into agreements with OSAS with respect to the rights to the Offshore Shuttle design and the pre-engineering work necessary to construct the Offshore Shuttles, Thyssen Stahlunion GmbH ("TSU") with respect to the marketing of its proposed services, RC Consultants AS ("RC") with respect to its engineering and operational activities, and Schuller Industrieentsorgung

AG (formerly Schuller Industrieentsorgung GmbH, "Schuller") with respect to waste management, onshore dismantling, and oil pollution prevention and cleanup.

      Offshore Shuttle AS. OSAS was established in November 1996 to develop and sell specialized technology applicable to the field of marine transportation. Operating from its premises in Oslo, Norway, OSAS now has three full-time employees and three independent consultants. In 1998, the Company acquired 3,291,738 shares of OSAS (approximately 68% of the outstanding OSAS capital stock) in exchange for 4,937,607 shares of Common Stock. In addition, the Company entered into two agreements to acquire an additional 686,668 shares of OSAS (approximately 14.5% of the outstanding OSAS capital stock) in exchange for 1,030,002 shares of Common Stock (the "Additional OSAS Exchanges"). The Company anticipates that the Additional OSAS Exchanges will close in the near future, although there can be no assurance in that regard.

      OSAS is the holder of all licensing and marketing rights to the Offshore Shuttle. Pursuant to a license agreement between MSOAS and OSAS (the "License Agreement"), MSOAS was granted the exclusive right to build and operate five Offshore Shuttles, an exclusive option to build and operate an additional two Offshore Shuttles thereafter, and a right of first refusal with respect to any Offshore Shuttle licenses that OSAS may seek to grant during a specified future period. MSOAS must place an order for the first Offshore Shuttle by June 1, 1999. Subject, in each case, to an option to extend the order dates by twelve months upon payment of a $900,000 option exercise fee, an order for the second Offshore Shuttle must be placed no later than six months after successful testing of the first Offshore Shuttle, and orders for each of the remaining three Offshore Shuttles must be placed by December 31st of each year after the year in which the second Offshore Shuttle is ordered. If an order is not placed on or before the required date, then for the twelve-month period thereafter OSAS shall be entitled to grant a license to build one Offshore Shuttle to a third party. No assurance can be given that each Offshore Shuttle will be ordered on time or that the Company will have the financial resources to extend a particular order date. If an Offshore Shuttle license is granted to a third party, it could have a material adverse effect on the Company.

      Based on functional specifications for each Offshore Shuttle to be agreed upon by MSOAS and OSAS, OSAS shall provide MSOAS with the pre-engineering work, including designs and descriptions of operational procedures, necessary to construct the Offshore Shuttles. In consideration for the licenses granted and services to be provided, OSAS shall receive a construction fee equal to ten percent of the construction price of each of the Offshore Shuttles, an operating fee equal to sixteen percent of the gross profit for each contract concluded by MSOAS involving the use of an Offshore Shuttle, and an exclusivity fee equal to one percent of the aggregate construction price of Offshore Shuttles two through five ($2,000,000 of which must be remitted to OSAS by June 1, 1999).

      In addition, given OSAS's extensive knowledge of and familiarity with the Offshore Shuttle design, the Company anticipates that OSAS will provide the Company with various other services including engineering verification, technical support, and technical supervision of the construction and testing of the Offshore Shuttle.

      Thyssen Stahlunion GmbH. TSU is a subsidiary of Thyssen AG ("Thyssen"), a conglomerate of more than 323 companies operating worldwide in numerous industries. In its fiscal year ended September 30, 1998, Thyssen generated sales of approximately $25.5 billion with a workforce of approximately 120,000 people.

      In addition to its activities in the steel industry, TSU offers offshore technology and services to its clients including jacket concepts, platform abandonment/removal, and waste management. Pursuant to the its agreement with MSOAS, TSU will market the Offshore Shuttle on a worldwide basis to major oil companies, offshore contractors, and others as part of its package of offshore services. In addition, TSU shall act as a procurement service center for the steel and equipment to be used in constructing the Offshore Shuttle, and shall have a right of first refusal to lease the Offshore Shuttle if TSU is engaged in any decommissioning, transportation, or installation project. TSU shall receive a commission at a rate to be agreed upon for its marketing services, and shall be precluded from promoting any products or services competitive with those of the Company. Jurgen Ternieden, a director of the Company and Chairman of the Board of OSAS, is an officer and the head of the Pipes, Offshore, Special Products Department of TSU.

      RC Consultants AS. RC is a Norwegian engineering company with more than 330 skilled offshore engineers. Pursuant to a personnel agreement with MSOAS, RC will provide MSOAS with the engineers and technicians needed during the design, engineering, fabrication, and operation of the Offshore Shuttle. Sverre Hanssen, the Chairman of the Board of Directors of RC, is Chairman of the Board of Directors of MSOAS.

      Schuller Industrieentsorgung AG. Schuller is a service company specializing in waste management, onshore dismantling, and oil pollution prevention and cleanup. MSOAS and Schuller have entered into a cooperation agreement pursuant to which Schuller will provide such services to MSOAS, subject to the execution of a written agreement on a project-specific basis. Franz Eder, the President and Chairman of the Board of the Company, and Dr. Hubert Besner, a director of the Company, are members of the Supervisory Board and shareholders of Schuller.

      In addition, the Company's proposed offshore decommissioning activities may require the use of large tug boats, unloading docks, subsea specialists, marine operators, diving support vessels, and various safety and supply boats. The Company may seek to form strategic alliances and relationships with third parties who provide these and other services.

      The Company believes that the use of these outside parties will help minimize the Company's fixed costs and increase its flexibility by gaining access to qualified personnel when needed. There can be no assurance, however, that such arrangements will be successful. If any of these arrangements are cancelled and/or are unsuccessful, and if the Company is unable to secure new alliances in their place, there would be a material adverse effect on the Company.

Proprietary Protection

      OSAS has eight patent applications pending in Norway with respect to various aspects of the Offshore Shuttle design and operation. Patent applications also are pending in various other countries pursuant to the Patent Cooperation Treaty and separately filed patent applications. There can be no assurance as to whether patents will issue from any of OSAS's patent applications or, if issued, as to the range or degree of protection such issued patents will afford. In addition, no assurance can be given that others will not obtain patents claiming aspects similar to those covered by such patent applications or patents, as the case may be, or that such patents, if issued, will not be challenged by third parties, invalidated, rendered unenforceable, or designed around.

      Even if patents issue from such patent applications and a competitor were to infringe thereon, the costs of enforcing such patent rights may be substantial or even prohibitive. If OSAS chooses not to defend its patent rights, if any, then the Company may be forced to expend substantial resources to do so. No assurance can be given that the Company will be successful in any action for infringement of the technology licensed to it. In addition, there can be no assurance that the Offshore Shuttle will not infringe on the patent rights of others, or that patents do not exist or will not be issued in the future that would have an adverse effect on the Company's ability to manufacture or operate the Offshore Shuttle. The Company is aware of the existence of a Norwegian patent which claims the use of a U-shaped structure designed for removing and/or installing topsides. Based on the opinion of patent counsel to the Company, the Company believes that the Offshore Shuttle will not infringe on this Norwegian patent because, unlike the structure covered by the Norwegian patent, the Offshore Shuttle does not utilize movable transverse beams mounted to its upper beams. There can be no assurance, however, that infringement proceedings will not be brought against the Company.

      The Company also may desire or be required to obtain licenses from others in order to further develop, produce, and market the Offshore Shuttle effectively. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, that the patents underlying such licenses will be valid and enforceable, or that the proprietary nature of the unpatented technology underlying such licenses will remain proprietary. In addition, the Company relies on unpatented proprietary know-how and trade secrets, and employs various methods including confidentiality agreements with employees, consultants and marketing partners to protect its trade secrets and know-how. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such trade secrets and know-how or obtain access thereto.

Competition

      The Company will face competition from companies which provide decommissioning, installation, and/or transport services using cranes and barges. In addition, several companies have offered and/or have proposed solutions for lifting large platforms in one piece. These involve the use of multiple barges, twin-hull tankers, split-hull tankers, and U-shaped semi-submersibles. The Company believes that the utility of most of these other alternative solutions will be limited to the lifting of topsides in calm waters. Although some of such lifting systems may be capable of lifting jackets, the Company believes that the vertical clearance limitations inherent in each of such systems will inhibit their ability to lift the jackets onshore. Rather, the Company believes that such systems only will be capable of towing jackets from one installation site to another. There can be no assurance, however, that the Company's beliefs will prove to be accurate.

      Competition also may arise from vessels, processes, and/or technologies currently in development, or developed in the future, by other companies. The development by others of new or improved vessels, processes, or technologies may make the services to be marketed by the Company less competitive or obsolete. In addition, many of the Company's current and potential competitors are likely to have substantially greater financial, managerial, and technical resources than the Company. There can be no assurance that the Company will be able to compete successfully in the marketplace, if at all.

Regulation

      Decommissioning of facilities is governed by national legislation within the framework of a rigorous international and regional regulatory regime. Although details differ, most oil and gas producing countries have adopted a similar approach to decommissioning. All feasible options for removal and disposal of offshore installations are assessed on a case-by-case basis. The offshore platform operator is required to prepare a decommissioning and abandonment plan which identifies the decommissioning and abandonment options, evaluates the technical feasibility of each option, assesses impacts on the environment and on society, and minimizes risks to human health and safety. The offshore platform operator then recommends to the responsible ministry the option which best balances the factors involved.

      In 1989, the International Maritime Organization, a technical arm of the United Nations dealing with safety of navigation, issued guidelines (the "IMO Guidelines") dealing with the removal of offshore platforms. Recognizing the magnitude and complexity of removal operations, the IMO Guidelines took into account not only the size of the platforms but also the capabilities of the removal vessels. The IMO Guidelines provide that installations weighing less than 4,000 tons that are in less than 75 meters of water must be completely removed, while bigger and deeper structures need be only partially removed provided the remains are covered by an unobstructed water column at least 55 meters deep. For structures emplaced on the seabed on or after January 1, 1998, the water depth threshold increases from 75 meters to 100 meters. In addition, all platforms installed on or after January 1, 1998 must be designed so that removal is feasible.

      In July, 1998, the contracting parties to the Convention for the Protection of the Marine Environment of the North East Atlantic (also known as the "OSPAR Convention"), which include the United Kingdom, Ireland, France, Spain, Portugal, Belgium, Germany, Denmark, Norway, Sweden, Finland, Luxembourg, the Netherlands, Iceland, the European Union, and Switzerland, agreed to restrictions more stringent than those set forth in the IMO Guidelines. Based on the premise that reuse, recycling, or onshore disposal generally will be the preferred options for decommissioning offshore platforms, the OSPAR Convention provides for a ban, effective February, 1999, on the dumping and the leaving (wholly or partially) in place of disused offshore installations located in the North Sea, the North East Atlantic, and certain other regions. Permits may be issued for alternative means of disposal if significant reasons can be shown as to why such alternative means are preferable to reuse, recycling, or onshore disposal.

      The Company's proposed operations may be subject to and affected by various types of national and international regulations. Determining the applicable regulatory framework will depend, in part, on how the Offshore Shuttles are classified (e.g., as "ships," "vessels," "installations", etc.), whether (and if so, where) the Offshore Shuttles are registered or documented, and where the Company's intended operations are performed. The Company may be required to obtain certain permits, licenses and certificates with respect to its proposed operations and to comply with rigorous safety and workplace standards. Moreover, certain employees of the Company may be covered by laws that operate to make liability limits, if any, established by state workers' compensation laws inapplicable to these employees and permit the employees and their representatives to pursue actions against the Company for job related injuries with generally no limits on the Company's potential liability.

      The Company's proposed operations may be affected by numerous international and national laws and regulations relating to protection of the environment. The technical requirements of the various laws and regulations are complex and stringent, and compliance is often difficult and expensive. Certain environmental laws provide for strict liability for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution.

Insurance

      The Company's proposed operations will be subject to all of the inherent risks of offshore marine activity, including accidents, environmental mishaps, mechanical failures, and vessels colliding, capsizing, grounding, or sinking. These occurrences can result in significant personal injury or loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage, and suspension of the Company's proposed operations. Moreover, litigation arising from any such occurrence may result in the Company being named as a defendant in lawsuits asserting large claims.

      The Company intends to obtain insurance against some of these types of risks. It also anticipates that it will be adequately protected by the insurance policies of the companies that utilize the Company's services, and it intends to further limit its risk by capping its liability exposure in its service contracts with such companies. There can be no assurance, however, that the policies of such companies will cover the Company or, if they do, that such insurance (or the insurance obtained by the Company, if any) will be sufficient or effective under all circumstances or against all hazards to which the Company may be subject. In addition, there can be no assurance that any contractual limits on liability will be enforceable or will adequately and effectively limit the Company's liability exposure, or that the companies that utilize the Company's services will nevertheless seek to be indemnified by the Company with respect to any and all losses or damages they suffer or incur.

Employees

      As at December 31, 1998, the Company (including its subsidiaries) had 7 employees, consisting of three executive officers, one subsidiary executive officer, and three administrative personnel. These employees are not unionized or employed pursuant to any collective bargaining agreement or any similar agreement. The Company believes its relationship with its employees is satisfactory. The Company also utilizes the services of 19 consultants.

ITEM 2. PROPERTIES

      The Company's corporate headquarters in the United States are located in approximately 500 square feet of office space in Houston, Texas. The Company occupies these premises pursuant to a lease agreement with an initial term that ends on April 30, 1999, and thereafter will remain in force on a month to month basis unless either party gives thirty days prior written notice of cancellation. The monthly rental is $750.

      MSOAS leases 938 square meters of office space in Sandnes, Norway from RC Group ASA. The lease is for a five-year period at an average annual rent of NOK 1,032,350 (approximately $136,850), and expires in

2003. RC Group ASA is the sole shareholder of RC. Sverre Hanssen, the Chairman of the Board of Directors of RC and the Chairman of the Board of Directors of MSOAS, is the principal shareholder and the President of RC Group ASA.

      OSAS leases 384 square meters of office space in Oslo, Norway pursuant to a three-year lease at a annual rental of NOK 652,000 (approximately $86,430) with adjustments for increases in the consumer price index.

ITEM 3. LEGAL PROCEEDINGS

      There are no pending legal proceedings to which the Company or its properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock commenced trading on the OTC Bulletin Board on December 22, 1997 and is traded under the symbol "ZSUB". The following table sets forth for the periods indicated the high and low bid quotations for the Common Stock as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                             Price Range
                                                             -----------
                                                        High              Low
                                                        ----              ---
Year Ended December 31, 1998
1st Quarter                                          $  5.75           $ 3.50
2nd Quarter                                          $7.3125           $    5
3rd Quarter                                          $6.5625           $ 3.50
4th Quarter                                          $6.0625           $    4

Year Ended December 31, 1997
4th Quarter (from December 22, 1997)                 $     4           $    3

      As of March 18, 1999, there were approximately 73 holders of record of the Common Stock, including record holders which may hold such stock for beneficial owners and which have not been polled to determine the extent of beneficial ownership.

      The Company has never declared or paid dividends, and does not intend to pay any dividends in the foreseeable future on shares of Common Stock. Earnings of the Company, if any, are expected to be retained for use in expanding the Company's business. The payment of dividends is within the discretion of the Board of Directors of the Company and will depend upon the Company's earnings, if any, capital requirements, financial condition, and such other factors as are considered to be relevant by the Board of Directors from time to time.

      In 1998, the Company acquired all of the issued and outstanding stock of MSOAS in exchange for 7,600,000 shares of Common Stock pursuant to Regulation S ("Regulation S") promulgated under the Securities Act of 1933, as amended, and acquired 3,291,738 shares of OSAS in exchange for 4,937,607 shares of Common Stock pursuant to Regulation S.

      In February, 1999, the Company raised $5,748,460 in gross proceeds from the sale of approximately 1.15 million shares of Common Stock in an offshore transaction pursuant to Regulation S. Berliner Effektenbank AG, a German investment bank, received a fee of $0.575 million for serving as the Company's placement agent in connection with the transaction.

ITEM 6. SELECTED FINANCIAL DATA

      The following data presents for the periods indicated certain consolidated financial information for the Company. Such data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere in this report.

                                                                        May 23, 1997
                                                                         (inception)
                                                  Year ended               through
                                              December 31, 1998        December 31, 1997
                                              ------------------------------------------
Consolidated Statements of Operation Data:
Total Revenue                                   $     16,376             $         --
Total costs and expenses                           5,073,076                  164,931
Net (loss)                                        (5,042,148)                (164,931)
Net (loss) per share                            $      (0.20)            $      (0.01)
                                              ------------------------------------------
Weighted average number of common shares
outstanding                                       25,720,000               18,931,982

Consolidated Balance Sheet Data:
Working capital (deficit)                       $ (3,588,380)            $    (10,931)
Total assets                                      37,936,227                    9,015
Notes payable                                      3,605,390                       --
Total liabilities                                  4,810,551                   19,946
Non-controlling interest                             555,417                       --
Accumulated deficit                               (5,207,079)                (164,931)
Stockholder's equity (deficiency)               $ 32,570,259             $    (10,931)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information contains forward-looking statements which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ from those expressed or implied by the forward looking statements. The following information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto set forth elsewhere herein.

General

      Marine Shuttle Operations Inc., through its wholly-owned Norwegian subsidiary, Marine Shuttle Operations AS ("MSOAS"), is seeking to become a leading player in the market for decommissioning, installing, and transporting offshore oil and gas structures.

      There are now more than 6,500 offshore oil and gas installations worldwide located on the continental shelf of approximately 53 countries. The Company believes that over the next 30 years, most of these structures will have to be decommissioned at an estimated cost of $20 billion to $40 billion. Offshore Shuttle AS ("OSAS"), a majority-owned Norwegian subsidiary of the Company, has designed a new generation of vessel (the "Offshore Shuttle") which the Company believes will be capable of lifting and carrying most of the largest installations without extensive cutting or dismantling. MSOAS has entered into a license agreement with OSAS (the "License Agreement") which gives MSOAS the exclusive right to build and operate five Offshore Shuttles, and an exclusive option to build and operate an additional two Offshore Shuttles thereafter.

      The Company has formed strategic alliances to test, develop, manufacture, and commercialize the Offshore Shuttle concept. In particular, the Company will rely on OSAS with respect to the pre-engineering work necessary to construct the Offshore Shuttles. In addition, MSOAS has entered into an agreement with Thyssen Stahlunion GmbH ("TSU") with respect to the marketing of its proposed services. TSU is a subsidiary of Thyssen AG ("Thyssen"), a conglomerate of more than 323 companies operating worldwide in numerous industries. In its fiscal year ended September 30, 1998, Thyssen generated sales of approximately $25.5 billion with a workforce of approximately 120,000 people. MSOAS also has entered into an agreement with RC Consultants AS, a Norwegian engineering company with more than 330 skilled offshore engineers, with respect to its engineering and operational activities, and has entered into an agreement with Schuller Industrieentsorgung AG (formerly Schuller Industrieentsorgung GmbH), a German service company, with respect to waste management, onshore dismantling, and oil pollution prevention and cleanup.

      The Company's operations are dependent on the rights granted to it pursuant to the License Agreement and the work to be performed thereunder by OSAS. The License Agreement can be terminated by either party on written notice to the other party in the event the other party (i) becomes insolvent or goes into liquidation, bankruptcy, or receivership, or becomes a party to any procedure for the settlement of its debts or any dissolution proceedings, or
(ii) breaches any term of the License Agreement and fails to remedy such default within 45 days after written notice thereof. OSAS has incurred substantial net losses from operations since its inception, and as at December 31, 1998, had an accumulated deficit of NOK 17,477,539 ($2,408,378). If the conditions set forth in the License Agreement are not satisfied, if the License Agreement is terminated, or if OSAS is unable to perform its obligations under the License Agreement, it would have a material adverse effect on the Company.

      The intellectual property rights to the Offshore Shuttle concept (the "Rights") were transferred to OSAS by Gunnar Foss and Per Bull Haugsoen, the developers of the Offshore Shuttle concept, pursuant to an Agreement Regarding Intellectual Property dated March 31, 1998 (the "Intellectual Property Agreement"). The Intellectual Property Agreement provides that if the License Agreement is terminated and OSAS shall cease to actively engage in its activities relating to the Offshore Shuttle concept, then, subject to a six-month cure period, the Rights shall revert back to Messrs. Foss and Haugsoen. In such event, the Company would be unable to obtain any value from the future sale or exploitation of the Rights.

Results of Operations

      The Company is in the development stage and has only generated revenues to date from study work. From May 23, 1997 (inception) through December 31, 1997, the Company incurred net losses of $164,931, most of which were attributable to management fees, consulting fees, and general and administrative expenses.

      On December 31, 1997, the Company entered into a securities purchase agreement with Kaizen Food Corporation ("Kaizen") pursuant to which Kaizen issued 100 shares of its common stock (constituting a 50% interest in Kaizen) to the Company for $100,000 (the "Kaizen Agreement"). Pursuant to the Kaizen Agreement, Kaizen had the right to repurchase the shares for $50,000 if the Company did not raise $500,000 for Kaizen on or before January 20, 1998. The Company did not raise the additional capital and Kaizen repurchased the stock for $10,000 in April, 1998 in full satisfaction of the repurchase price.

      In 1998, the Company acquired all of the issued and outstanding stock of MSOAS in exchange for 7,600,000 shares of Common Stock, and acquired 3,291,738 shares of OSAS (approximately 68% of the outstanding OSAS capital stock) in exchange for 4,937,607 shares of Common Stock. In addition, the Company has entered into two agreements to acquire an additional 686,668 shares of OSAS (approximately 14.5% of the outstanding OSAS capital stock) in exchange for 1,030,002 shares of Common Stock (the "Additional OSAS Exchanges"). The Company anticipates that the Additional OSAS Exchanges will close in the near future.

      The Company incurred net losses of $5,042,148 for the year ended December 31, 1998, of which $1,882,204 was attributable to the amortization of goodwill arising from the acquisition of MSOAS as well as other intangibles. The remainder of the losses were mainly attributable to legal and advisory fees ($695,973), general and administrative expenses ($402,746), marketing ($652,490), financial services ($423,727), and cost of cancelled financing ($606,721). Management anticipates that the Company will continue to incur losses at least through the year 2001 and there can be no assurance that the Company will not continue to incur losses thereafter. Accordingly, the independent accountant's report on the Company's financial statements has an explanatory paragraph addressing the Company's ability to continue as a going concern. See Note 1 of the Notes to the Financial Statements.

Business Strategy

      Construction of the first Offshore Shuttle is intended to commence in the fourth quarter of 1999. The Company has received bids from several construction yards which it believes have the capacity and capability to build an Offshore Shuttle. The Company anticipates that the construction of the first Offshore Shuttle will be completed by the third quarter of 2001, at the earliest. Subject to the receipt of additional financing, construction delays, market conditions, demand for the Company's services, and other factors, construction of an additional Offshore Shuttle is intended to commence in each of the four years after ordering the first Offshore Shuttle, until a total five Offshore Shuttles are in operation. MSOAS has an option to build an additional two Offshore Shuttles thereafter.

      Subject to market demand, performance results, and other factors, the Company anticipates that each Offshore Shuttle will conduct one commercial operation in its first year in service, and will perform up to three operations in each year thereafter. In making the foregoing forecast, the Company has assumed that each commercial operation, including all pre-engineering work, will take up to one year to complete, with the offshore portion calculated to be four weeks on average. As a result, the Company does not anticipate generating any significant revenues until the year 2001, at the earliest. There can be no assurance, however, that the Company's assumptions regarding the number of operations to be performed will prove to be accurate, or that the Company will ever achieve commercially significant sales. To date, the Company has not entered into any contracts for the use of its proposed services, and no assurance can be given that any such contracts will materialize.

      The Company intends to focus its initial efforts on the decommissioning market in the North Sea, the North East Atlantic, and other regions where it anticipates the advantages of using the Offshore Shuttle to decommission large, intermediate depth structures will be most prominent. The Company estimates that 300 to 400 of such structures currently exist for which use of the Offshore Shuttle would be ideal. The Company ultimately intends to provide a full range of services, including decommissioning, installing, transporting, and recycling/disposing of various types of structures.

      Offshore decommissioning and installation activity in the North Sea and the North East Atlantic is highly seasonal, principally as a result of weather conditions. Historically, the greatest demand for offshore decommissioning and installation services in such regions has been during the period from May through September. The Company may seek to partially offset the anticipated seasonality of its proposed operations by pursuing other potential opportunities such as leasing the Offshore Shuttle to third parties for bridge building, drydocking ships and floating platforms, and other uses. No assurance can be given that such other opportunities, if successful, will result in the anticipated offset of the seasonality of the Company's proposed operations. Demand for the Company's proposed services also will be affected by the level of spending by oil and gas companies for decommissioning, installation, and other similar activities. The expenditures are influenced by the price of oil and gas, the discovery rates of new oil and gas reserves in offshore areas, local and international regulations and political and economic conditions, and the oil and gas industry's access to capital.

Liquidity and Capital Resources

      On or about June 6, 1997, the Company's four founders contributed $10,000 to the Company in exchange for an aggregate of 10,000,000 shares of Common Stock. On June 15, 1997, the Company sold 10,000,000 shares of Common Stock to various foreign investors for an aggregate purchase price of $100,000. On August 8, 1997, the Company sold an additional 20,000 shares of Common Stock to various foreign investors for an aggregate purchase price of $60,000.

      As of December 31, 1998, the Company had cash of approximately $903,805, an accumulated deficit of $5,207,079, stockholders' equity of $32,570,259, and a working capital deficit of $3,588,380.

      The Company entered into a loan agreement (the "Loan Agreement"), dated as of March 12, 1998 and amended as of August 27, 1998 and September 24, 1998, with ValorInvest Ltd, an investment bank based in Geneva, Switzerland ("ValorInvest"), pursuant to which ValorInvest agreed to lend an aggregate of up to $3,500,000 to the Company at such times as the Company shall request, provided that advances were to be made in increments of $250,000 and were not to exceed $500,000 in any single month. Pursuant to the Loan Agreement, the Company borrowed an aggregate of $3,500,000 which amount was evidenced by three non-negotiable promissory notes (the "Bridge Notes") bearing interest at the rate of 7.5% per annum. In February 1999, the Company repaid all monies due under the Bridge Notes, including interest, and the Loan Agreement was terminated.

      On March 1, 1999, the Company entered into a new loan agreement (the "New Loan Agreement") with ValorInvest pursuant to which ValorInvest agreed to lend an aggregate of up to $6,000,000 to the Company, provided that advances shall be made in increments of $250,000 and shall not exceed $1,000,000 in any single month unless agreed to by ValorInvest. In connection with the New Loan Agreement, the Company issued a non-negotiable promissory note to ValorInvest in the principal amount of $6,000,000. Any monies advanced under such note shall bear interest at the rate of 7.5% per annum and shall be due and payable upon the earlier of December 31, 1999 or the completion of an equity financing for gross proceeds of at least $10,000,000. As of March 22, 1999, $750,000 has been advanced under such note.

      The Company has insufficient capital to finance its proposed operating activities. In February, 1999, the Company raised $5,748,460 in gross proceeds from the sale of approximately 1.15 million shares of Common Stock in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. Berliner Effektenbank AG, a German investment bank, received a fee of $0.575 million for serving as placement agent in connection with the transaction. Additional capital, however, is needed to finance the Company's proposed operating activities. To address this concern, the Company intends to raise up to an additional $10 million through a private placement of Common Stock through Berliner Effektenbank AG. The Company has also entered into an engagement letter with MFC Merchant Bank S.A. ("MFC") pursuant to which MFC shall act, on a best-efforts basis, as exclusive agent for the Company in raising up to DM 215,000,000 (approximately $126,000,000) (the "MFC Financing"). As consideration for its services, MFC shall receive a fee equal to five percent of the money raised plus DM 100,000 (approximately $60,000) per month until the completion or termination of the MFC Financing. In addition, all of MFC's out-of-pocket expenses shall be reimbursed, and if the Company raises the necessary funds through another source, MFC shall receive a break-up fee equal to the greater of $1,200,000 or 350,000 shares of Common Stock. Although the structure of the MFC Financing has yet to be determined, the Company anticipates that it will be principally through the issuance of government guaranteed debt.

      If funds are raised by issuing equity securities, it may result in substantial dilution to existing stockholders. If capital is raised through a debt financing with financial institutions, the Company would likely become subject to restrictive covenants relating to its operations and finances. There can be no assurance that the private placement or the MFC Financing will be consummated on reasonable terms or at all. If either financing is not completed, the Company may be required to significantly curtail or cease its proposed activities. Although the Company believes that the proceeds from the MFC Financing, if completed, will enable it to construct the first Offshore Shuttle, no assurance can be given in that regard. Moreover, even if the MFC Financing is consummated, the Company's future capital requirements could vary significantly and will depend on certain factors, many of which are not within the Company's control. Such factors include, but are not limited to, the need for cash to fund the construction of additional Offshore Shuttles, greater than anticipated expenses, and longer engineering, development, and construction times than now contemplated. If the Company is successful in completing the first Offshore Shuttle, it believes it will be able to fund the construction of additional Offshore Shuttles from its future operating cash flows and/or short or medium term debt financing. However, no assurance can be given in that regard.

Year 2000 issue

      Many computer systems record years in a two-digit format. Such systems, if not modified, will be unable to recognize and properly process information with dates beyond the year 1999. The potential problems arising out of this inability commonly are referred to as the "Year 2000 Issue." The Company's current operations utilize computerized systems in the financial and engineering design functions. The majority of the computer hardware and software was acquired during 1997 and 1998 which manufacturers have warranted to be year 2000 compliant.

      Since the Company currently does not have any material relationships with any suppliers or clients, no assessment can be made at this time as to the effect third party non-compliance will have on the Company's proposed operations. In the future, the Company intends to verify that any suppliers or clients with whom it may develop a material relationship are Year 2000 compliant.

Amortization of Goodwill

      The Company's consolidated balance sheet includes an amount designated as "goodwill" that represents approximately 82% of assets and approximately 82% of total capitalization. Goodwill arises when an acquiror pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles requires that this and all other intangible assets be amortized over the period benefitted. Management has determined the period benefitted to be 10 years.

      If the benefit period of all or a material portion of the goodwill is, in fact, less than 10 years, then earnings reported in fiscal periods immediately following the acquisitions would be overstated. In later years, the Company would be burdened by a continuing charge against earnings without the associated benefit anticipated by management in arriving at the consideration paid for the acquired companies. Earnings in later years also could be significantly affected if management determined then that the remaining balance of goodwill was impaired and elected to write off.

International Operations

      The Company intends to market its services in international markets. International operations entail various risks, including economic instability and recessions, exposure to currency fluctuations, difficulties of administering foreign operations generally, and obligations to comply with a wide variety of foreign laws and other regulatory requirements. A portion of the Company's sales, if any, and expenditures may be collected or paid, as the case may be, in currencies other than U.S. dollar. Therefore, significant exchange rate fluctuations could have an effect on the Company's results of operations. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as the laws of the United States.

Holding Company Structure

      Marine Shuttle Operations Inc. owns all of the issued and outstanding capital stock of MSOAS and, upon consummation of the Additional OSAS Exchanges, will own approximately 82% of the outstanding capital stock of OSAS. Based on this ownership structure, any dividends paid by MSOAS or OSAS to Marine Shuttle Operations Inc. are subject to Norwegian withholding taxes and U.S. income taxes (which can be offset to the extent of the Norwegian withholding taxes). Thus, the amount of the funds that may be distributed by such subsidiaries to Marine Shuttle Operations Inc. for working capital, acquisitions, investments, or other purposes will be reduced to the extent such taxes are payable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company anticipates its primary market risks, if any, will be related to fluctuations in interest rates and exchange rates. Interest rate risk may arise if the Company is successful in obtaining debt financing to finance the building of the first Offshore Shuttle. In such an event, the Company will assess the extent of its interest rate risk and may enter into hedging transactions to reduce its exposure and to ensure its ability to service its debt. Exchange rate risk may arise if the Company is required to use different currencies for various aspects of its operations. Although the principal currency used in the offshore decommissioning industry is the U.S. dollar, the local expenses of the Company's subsidiaries (e.g., rent, telephone, payroll, etc.) are likely to be paid in Norwegian Kroner, and it is possible that the contract for construction of the first Offshore Shuttle will be denominated in a currency other than the U.S. dollar or the Norwegian Kroner. Based on the Company's overall exchange rate risk as at December 31, 1998, the Company believes that a ten percent change in exchange rates would not have a material adverse effect on its financial position, results of operations, or cash flows. The Company intends to monitor its exchange rate risk and take necessary actions to reduce its exposure. The Company does not intend to purchase and/or sell derivative financial instruments for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----
Financial Statements of Marine Shuttle Operations Inc.:
  Independent Auditors'
    Report...................................................................22
  Consolidated Balance Sheets as of December 31, 1998 and
    1997.................................................................... 23
  Consolidated Statements of Loss and Comprehensive Loss for the period from May 23, 1997 through December 31, 1997, for the year ended
    December 31, 1998 and cumulative from date of inception, May 23, 1997 to December 31, 1998.................................................... 24
  Consolidated Statements of Cash Flows for the period from May 23, 1997 through December 31, 1997, for the year ended December 31, 1998 and cumulative from date of inception, May 23, 1997 to December 31, 1998.... 25
  Consolidated Statements of Shareholders' Equity for the year ended
    December 31, 1998 and from date of inception, May 23, 1997 to
    December 31, 1997....................................................... 26
  Notes to Consolidated Financial Statements December 31, 1998 and 1997..... 27

Financial Statements of Marine Shuttle Operations AS:
  Independent Auditors' Report.............................................. 42
  Balance Sheets as of December 31, 1997 and April 13, 1998 (unaudited)..... 43
  Statements of Loss for the period from December 10, 1997 (inception)
    through December 31, 1997, for the period from January 1, 1998 to April
    13, 1998 (unaudited) and cumulative from inception to April 13, 1998
    (unaudited)............................................................. 44
  Statements of Cash Flows for the period from December 10, 1997 (inception)
    through December 31, 1997, for the period from January 1, 1998 to April
    13, 1998 and cumulative from inception to April 13, 1998
    (unaudited)............................................................. 45
  Statements of Shareholders' Equity from January 1, 1998 to April 13, 1998
    (unaudited) and for the period from December 10, 1997 (inception)
    through December 31, 1997............................................... 46
  Notes to Financial Statements for the period from December 10, 1997
    (inception) to December 31, 1997 and for the period from January 1, 1998 to April 13, 1998
    (unaudited).............................................................  47

Financial Statements of Offshore Shuttle AS:
  Independent Auditors' Report.............................................. 52
  Balance Sheets as of December 31, 1996, 1997 and 1998..................... 53
  Statements of Loss and Comprehensive Loss for the period from November 29,
    1996 (inception) to December 31, 1996, the years ended December 31, 1997 and 1998 and cumulative from inception to December 31, 1998............. 54
  Statements of Cash Flows for the period from November 29, 1996 (inception)
    to December 31, 1996, the years ended December 31, 1997 and 1998 and cumulative from inception to December 31, 1998.......................... 55
  Statements of Shareholders' Equity for the years ended December 31, 1998 and 1997 and from date of inception, November 29, 1996 to December 31,
    1996.................................................................... 56
  Notes to Financial Statements December 31, 1998 and 1997.................. 57

Independent Auditors' Report

To the Board of Directors and Stockholders of Marine Shuttle Operations Inc.

We have audited the accompanying consolidated balance sheets of Marine Shuttle Operations Inc. and subsidiaries (collectively, the "Company") as at December 31, 1998 and 1997 and the related consolidated statements of loss and comprehensive loss, shareholders' equity (deficiency) and cash flows for the year ended December 31, 1998, the period from May 23, 1997 (inception) to December 31, 1997, and the period from May 23, 1997 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997 and the results of operations and cash flows for the year ended December 31, 1998, the period from May 23, 1997 (inception) to December 31, 1997, and the period from May 23, 1997 (inception) to December 31, 1998 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's negative working capital and deficit raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 1. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.


/s/ DELOITTE & TOUCHE
Chartered Accountants
Vancouver, British Columbia, Canada
March 18, 1999

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)

                           CONSOLIDATED BALANCE SHEETS
                                  (U.S.Dollars)

                                                          December 31,       December 31,
                                                              1998               1997
                                                          -------------------------------
ASSETS
Current Asset
Cash and cash equivalents                                 $    903,805       $      9,015
Restricted cash                                                128,535                 --
Accounts Receivable                                             16,254                 --
Other current receivables                                      173,577                 --
                                                          ------------       ------------
Total Current Assets                                         1,222,171              9,015

Pension fund                                                     8,017                 --
Property, plant and equipment, net                           2,067,287                 --
Goodwill, net                                               31,389,355                 --
Patents and agreements, net                                  3,249,396                 --
                                                          ------------       ------------
TOTAL ASSETS                                              $ 37,936,227       $      9,015
                                                          ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liability
Accounts payable                                          $    963,908       $     16,092
Notes payable                                                3,605,390                 --
Due to related parted company                                       --              3,854
Other current liabilities                                      241,253                 --
                                                          ------------       ------------
Total current liabilities                                    4,810,551             19,946
                                                          ------------       ------------

Non-controlling  interest                                      555,417                 --
                                                          ------------       ------------

Contingency (Note 1)
SHAREHOLDERS' EQUITY (DEFICIT)
Authorized 75,000,000 common shares with a
par value of $0.001. Issued and outstanding
32,557,607 common shares with a par value
of $0.001 at December 31, 1998 and 20,020,000
common shares at December 31, 1997                              32,558             20,020
Other paid in capital                                       37,734,263            133,980
Accumulated deficit                                         (5,207,079)          (164,931)
Cumulative foreign exchange adjustment                          10,517
                                                          ------------       ------------
Total shareholders' equity (deficit)                        32,570,259            (10,931)
                                                          ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)      $ 37,936,227       $      9,015
                                                          ============       ============

          See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)

             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                  (U.S.Dollars)

                                                  Cumulative from
                                                 date of inception,                              Period from
                                                  May 23, 1997, to         Year ended            May 23, 1997
                                                 December 31, 1998     December 31, 1998     to December 31, 1997
                                                 -----------------     -----------------     --------------------

Operating revenues                                 $     16,376           $     16,376           $         --
                                                   ------------           ------------           ------------

EXPENSES
  Personnel costs                                  $    225,494           $    185,494           $     40,000
  Legal and advisory services                           752,890                695,973                 56,917
  Cost of cancelled financing                           606,721                606,721                     --
  Financial services                                    439,238                423,727                 15,511
  General and administrative expenses                   455,249                402,746                 52,503
  Marketing expenses                                    652,490                652,490                     --
  Depreciation and amortization                          10,467                 10,467                     --
  Depreciation - goodwill and intangibles             1,882,204              1,882,204                     --
  Loss on investment                                     90,000                 90,000                     --
  Interest expense                                       93,269                 93,269                     --
  Currency exchange loss                                 29,985                 29,985                     --
                                                   ------------           ------------           ------------

Total operating expenses                              5,238,007              5,073,076                164,931
                                                   ------------           ------------           ------------

  Less: interest income                                 (14,549)               (14,549)                    --

  Net loss                                         $ (5,207,079)          $ (5,042,148)          $   (164,931)
                                                   ============           ============           ============

Other comprehensive item:
Cumulative foreign exchange
adjustment                                               10,517                 10,517
                                                   ------------           ------------
Comprehensive loss                                 $ (5,196,562)          $ (5,031,631)
                                                   ------------           ------------

  Basic and diluted loss per share                                        $      (0.20)          $      (0.01)
                                                                          ============           ============

  Weighted average shares outstanding                                       25,720,000             18,931,982
                                                                          ============           ============

          See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (U.S.Dollars)

                                                          Cumulative from                            Period from
                                                        date of inception,       Year ended         May 23, 1997
                                                         May 23, 1997, to       December 31,             to
                                                         December 31, 1998          1998          December 31, 1997
                                                        --------------------   ----------------   ------------------
OPERATING ACTIVITIES
Net Loss for the period                                   $(5,207,079)          $(5,042,148)          $  (164,931)
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                               1,892,671             1,892,671                    --
Writedown of investments                                       90,000                90,000                    --
Unrealized loss on foreign currency                            32,092                32,092
Accrued interest expenses, net                                 93,269                93,269                    --
Changes in non-cash working capital:
Accounts receivable                                           (16,254)              (16,254)                   --
Other current receivables and restricted cash                 (86,931)              (86,931)                   --
Accounts payable                                              963,909               947,817                16,092
Other current liabilities                                    (233,257)             (233,257)                   --
Due to related party                                               --                (3,854)                3,854
                                                          -----------           -----------           -----------
Net cash flow used on operating activities                 (2,471,580)           (2,326,595)             (144,985)
                                                          -----------           -----------           -----------

INVESTING ACTIVITIES
Investments                                                  (100,000)             (100,000)                   --
Capital expenditures                                         (715,675)             (715,675)                   --
Proceeds on sale of investment                                 10,000                10,000                    --
Advance to Marine Shuttle Operations AS                      (249,986)             (249,986)                   --
Acquisition of Marine Shuttle Operations AS                   416,635               416,635                    --
Advance to Offshore shuttle AS                               (100,000)             (100,000)                   --
Acquisition of Offshore Shuttle AS                            482,476               482,476                    --
                                                          -----------           -----------           -----------
Net cash flow used on investing activities                   (256,550)             (256,550)                   --
                                                          -----------           -----------           -----------

FINANCING ACTIVITIES
Issuance of capital stock                                     170,000                    --               170,000
Share issue cost                                              (16,000)                   --               (16,000)
Note payable                                                3,500,000             3,500,000
                                                          -----------           -----------           -----------
Net cash flow provided by financing activities              3,654,000             3,500,000               154,000
                                                          -----------           -----------           -----------
Effect of exchange rate changes on cash and cash
Equivalents                                                   (22,063)              (22,063)
Net increase (decrease) in cash and cash equiv            $   903,805           $   894,790           $     9,015
                                                          -----------           -----------           -----------
Cash and cash equivalents at beginning of period                   --                 9,015                    --
                                                          -----------           -----------           -----------
Cash and cash equivalents at end of period                $   903,805           $   903,805           $     9,015
                                                          ===========           ===========           ===========
Supplemental disclosure of cashflow information
Cash payment for interest                                          --                    --                    --
Cash receipts for interest                                $   (14,549)          $   (14,549)          $        --
                                                          -----------           -----------           -----------

Supplemental disclosure of non-cash investing and financing activities

      During the year ending December 31, 1998, the Company acquired all of the issued and outstanding shares of Marine Shuttle Operations AS (MSOAS), and 68% of the shares of Offshore Shuttle AS. Consideration consisted of 7,600,000 and 4,937,607 common shares of the Company, respectively. The consideration has been recorded at $22,800,000 and $14,812,821 respectively. See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                  (U.S.Dollars)
   Year ended December 31, 1998 and from the date of inception, May 23, 1997, to December 31, 1997

                                                                                  Cumulative
                                                                                Foreign Exchange
                                                                                   Adjustment
                                       Common shares               Other           during the
                               ----------------------------       Paid-in          Development     Accumulated         Equity
                                  Shares          Amount          Capital             stage          Deficit          (Deficit)
                               ------------    ------------     ------------       ------------    ------------     ------------
Issued on
incorporation                    10,000,000    $     10,000     $         --       $         --    $         --     $     10,000

Private placement                10,020,000          10,020          133,980                 --              --          144,000

Net loss                                 --              --               --                 --        (164,931)        (164,931)
                               ------------    ------------     ------------       ------------    ------------     ------------

Balance at December 31, 1997     20,020,000          20,020          133,980                 --        (164,931)         (10,931)

Issued on acquisition
of MSOAS                          7,600,000           7,600       22,792,400                 --              --       22,800,000

Issued on acquisition
OSAS                              4,937,607           4,938       14,807,883                 --              --       14,812,821

Cumulative foreign
exchange adjustment                                                                      10,517              --           10,517

Net loss                                 --              --               --                 --      (5,042,148)      (5,042,148)
                               ------------    ------------     ------------       ------------    ------------     ------------

Balance at December 31, 1998     32,557,607    $     32,558     $ 37,734,263       $     10,517    $ (5,207,079)    $ 32,570,259
                               ------------    ------------     ------------       ------------    ------------     ------------

          See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

1.    CONTINUING OPERATIONS

      Marine Shuttle Operations Inc. (the "Company") was incorporated under the name Geoteck International, Inc. on May 23, 1997 in Nevada, U.S.A. The Company changed its name to Marine Shuttle Operations Inc. on May 29, 1998.

      The Company was organized with the intent to be a holding company which will acquire and/or form joint ventures with corporate entities conducting various types of businesses throughout the world.

      The Company has negative working capital and an accumulated deficit. The ability of the Company to continue as a going concern is dependent on the ability of the Company to obtain financing. To address this concern, the Company intends to raise up to $10 million through a private placement of Common Stock through Berliner Effektenbank AG, a German investment bank. In addition, the Company has entered into an engagement letter with MFC Merchant Bank S.A. ("MFC") pursuant to which MFC shall act, on a best-efforts basis, as exclusive agent for the Company in raising up to DM 215,000,000 (approximately $126,000,000) (the "MFC Financing"). There can be no assurance that the private placement or the MFC financing will be consummated on reasonable terms or at all.

2.    SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared in accordance with generally accepted accounting principles in the United States and reflect the following significant accounting principles:

      (A)   PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Marine Shuttle Operations AS (MSOAS), and its 68%-owned subsidiary Offshore Shuttle AS (OSAS). Intercompany transactions and balances have been eliminated. The consolidated financial information for the Company set forth below gives effect to the acquisition of the shares of MSOAS and OSAS.

      The December 31, 1998 consolidated balance sheet represents the consolidation of the balance sheet of the Company, MSOAS and OSAS. The Company has entered into an agreement to acquire an additional 14.5% of the shares of OSAS. Such transaction is expected to close in the near future.

      The consolidated statements of net loss for 1998 represent the consolidation of the Company and MSOAS from acquisition on April 13, 1998. In 1998, the Company acquired 3,291,738 shares of OSAS (approximately 68% of the outstanding OSAS capital stock) in exchange for 4,937,607 shares of Common Stock. All of such shares were held in escrow until December 21, 1998. There was no significant effect on the Company's financial statements during the period from December 21, 1998 to December 31, 1998.

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997

2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

      (B)   ESTIMATES AND ASSUMPTIONS

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (C)   EARNINGS (LOSS) PER COMMON SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (SFAS 128), which established new standards for computing and presenting earnings per share effective for fiscal years ending after December 15, 1997. With SFAS 128, primary earnings per share is replaced by basic earnings per share, which is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. In addition, SFAS 128 requires the presentation of diluted earnings per share, which includes the potential dilution that could occur if dilutive securities were exercised or converted into common stock. The computation of diluted EPS does not assume the conversion or exercise of securities if their effect is anti-dilutive. Common equivalent shares consist of the common shares issuable upon the conversion of the convertible loan notes and special warrants (using the if-converted method) and incremental shares issuable upon the exercise of stock options and share purchase warrants (using the treasury stock method).

      (D)   CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity of three months or less.

      (E)   INVESTMENTS

      The Company carries its investments in private companies at the lower of cost and net realizable value.

      (F)   CAPITAL ASSETS

      Capital assets are recorded at cost. Depreciation is provided in the fiscal year subsequent to acquisition. Depreciation is charged to operations over the estimated useful lives of the assets as follows:

Computer equipment ................................................       35%
Office equipment ..................................................      20-30%

      The carrying value of capital assets is reviewed on a regular basis for any permanent impairment in value. To date, no such impairment has been indicated.

      The building period for each Offshore Shuttle is estimated to be 24 months. All direct costs including interest related to the construction of the Offshore Shuttle will be capitalized as incurred with amortization commencing when the shuttle is available for operation.

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997

2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

      (G)   GOODWILL AND OTHER INTANGIBLES

      Goodwill arising on acquisition and other purchased intangibles are amortized on a straight-line basis over periods ranging from 5 to 10 years. Management regularly reviews the carrying value of goodwill and intangibles based upon future expected cash flows. To date, no impairment has been indicated.

      Patents are recorded at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful life of the asset, when the patent has a defined and measurable relationship to future revenues.

      (H)   FINANCIAL INSTRUMENTS

      The Company estimates that the carrying values of its cash and cash equivalents, accounts payable, due to related party and note payable approximate fair value at December 31, 1998 and December 31, 1997 due to the short-term to maturity and the arms-length nature of the transactions.

      (I)   FOREIGN CURRENCY TRANSLATION

      Transaction amounts denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the transaction dates. Carrying values of non-U.S. dollar assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate prevailing at that date. Gains and losses arising from restatement of foreign currency assets and liabilities are included in earnings. Assets and liabilities of subsidiaries not reporting in U.S. dollars are translated into their U.S. dollar equivalents at rates of exchange prevailing at each balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. Gains and losses arising from translation of financial statements of subsidiaries not reporting in U.S. dollars are deferred and disclosed as a separate component of shareholders' equity. The exchange rate between the Norwegian kroner and US dollar at December 31, 1998 was 7.6 Norwegian kroner to the US dollar.

      (J)   RECENT PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued Statement No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information, which is required to be adopted for fiscal years beginning on or after December 15, 1997. SFAS 131 establishes new standards for the reporting of segmented information in annual financial statements and requires the reporting of certain selected segmented information on interim reports to shareholders. The impact of SFAS 131 on the Company's financial statements is not material.

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which standardizes the accounting for derivative instruments. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The impact on the Company's financial statements has not been determined.

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997

2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

      (K)   PENSION PLAN

      The Company accounts for pension plans in accordance with Statement of Financial Accounting Standard No. 87

3.    RESTRICTED CASH

      Cash and cash equivalent include taxes withheld from employees of the Norwegian subsidiaries of $72,614 and rental deposit of $55,921 for 1998.

4.    ACCOUNTS RECEIVABLE

      Accounts receivable are recorded at net realizable value. No allowance for doubtful account is deemed necessary.

5.    OTHER CURRENT RECEIVABLES

                                      1998
                                    --------
Prepaid expenses                    $ 41,684
VAT receivable                        90,775
Other current receivable              41,118
                                    --------
Total other current receivable      $173,577
                                    --------

6.    LOSS ON INVESTMENT

      On December 31, 1997, the Company entered into a Securities Purchase Agreement ("Agreement") to acquire 100 shares (constituting a 50% interest) of Kaizen Food Corporation ("Kaizen"), a Canadian private company. Pursuant to the Agreement the Company purchased 100 shares of Kaizen for $100,000, and was required to raise $500,000 on or before January 20, 1998 to fund Kaizen's research and development activities. This requirement was not met by the Company; therefore, Kaizen had the right to repurchase its stock for $50,000 according to the Agreement. Kaizen repurchased the stock during 1998 for $10,000 in full payment of the repurchase price.

7.    ACQUISITION OF MARINE SHUTTLE OPERATIONS AS

      On April 14, 1998, the Company acquired 100% of the issued and outstanding stock of Marine Shuttle Operations AS, a Norwegian company ("MSOAS "), in exchange for 7,600,000 common shares of the Company. The 7,600,000 shares are held by a trustee pursuant to the terms of a pooling trust agreement. The shares cannot be sold prior to the release from the trust. The shares are to be released as to 10% on July 1, 1999, and an additional 30% on each of July 1, 2000, 2001, and 2002. This transaction has been accounted for using the purchase method and the purchase price has been allocated to the estimated fair value of net assets acquired as follows:

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997

7.    ACQUISITION OF MARINE SHUTTLE OPERATIONS AS (Continued)

Fair value of net assets acquired:
Cash                                                               $    416,635
Current liabilities                                                    (181,253)
                                                                   ------------
                                                                        235,382
Intangibles represented by marketing, engineering and waste
Management agreements                                                 2,281,460
Goodwill                                                             20,533,144
                                                                   ------------
                                                                     23,049,986
Less: Advances to MSOAS  at date of acquisition                         249,986
                                                                   ------------
                                                                   $ 22,800,000
                                                                   ------------

The results of operations of MSOAS have been consolidated from April 14, 1998.

8.    ACQUISITION OF OFFSHORE SHUTTLE AS

      In 1998, the Company acquired 3,291,738 shares of Offshore Shuttle AS, a Norwegian limited company ("OSAS"), representing approximately 68% of the outstanding OSAS capital stock, in exchange for 4,937,607 shares of the Company's common stock. In addition, the Company entered into two agreements to acquire an additional 686,668 shares of OSAS (approximately 14.5% of the outstanding OSAS capital stock) in exchange for 1,030,002 shares of Common Stock (the "Additional OSAS Exchanges"). The Company expects the Additional OSAS Exchanges to close in the near future.

      The shares of the Company's common stock that have been issued have been recorded at a deemed value of $3.00 per share based on the estimated fair value of the net assets acquired from OSAS.

      The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill and identified intangibles and is being amortized on a straight-line basis over 10 years. This transaction has been accounted for using the purchase method and the purchase price has been allocated to the estimated fair value of net assets acquired as follows:

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997

8.    ACQUISITION OF OFFSHORE SHUTTLE AS (Continued)

Fair value of net assets acquired
Current assets                                                     $    697,658
Capital assets                                                        1,357,486
Current liability                                                      (393,257)
                                                                   ------------
                                                                      1,661,887
Patents                                                               1,310,155
Goodwill                                                             12,396,196
                                                                   ------------
                                                                     15,368,238
Non-controlling interest, representing
32% of the net assets of OSAS                                           555,417
                                                                   ------------
                                                                   $ 14,812,821
                                                                   ============

The assets and liabilities of OSAS have been consolidated into the accounts of the Company with effect at December 31, 1998.

9.    PROPERTY, PLANT AND EQUIPMENT

                                                         December 31, 1998                        December 31, 1997
                                          ----------------------------------------------------    -----------------
                                                              Accumulated          Net Book            Net Book
                                              Cost            Amortization           Value               Value
                                          ------------        ------------        ------------        ------------
Computer and office equipment             $    247,333        $     10,389        $    236,944                  --
Shuttle construction in progress             1,830,343                  --           1,830,343
                                          ------------        ------------        ------------        ------------
                                          $  2,077,676        $     10,389        $  2,067,287        $         --
                                          ------------        ------------        ------------        ------------

10. GOODWILL

                                                         December 31, 1998                        December 31, 1997
                                          ----------------------------------------------------    -----------------
                                                              Accumulated          Net Book            Net Book
                                              Cost            Amortization           Value               Value
                                          ------------        ------------        ------------        ------------
Goodwill                                  $ 32,929,340        $  1,539,985        $ 31,389,355        $         --
                                          ------------        ------------        ------------        ------------

11. PATENTS AND AGREEMENTS

                                                         December 31, 1998                        December 31, 1997
                                          ----------------------------------------------------    -----------------
                                                              Accumulated          Net Book            Net Book
                                              Cost            Amortization           Value               Value
                                          ------------        ------------        ------------        ------------
Marketing, engineering and waste
management agreements                     $2,281,460          $  342,219          $1,939,241          $         --
Patents                                    1,310,155                  --           1,310,155                    --
                                          ------------        ------------        ------------        ------------
                                          $3,591,615          $  342,219          $3,249,396          $         --
                                          ------------        ------------        ------------        ------------

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         DECEMBER 31, 1998 AND 1997

12.   OTHER CURRENT LIABILITIES

                                                     1998
                                                   --------
Accrued salary and social security cost            $ 84,378
Accrued other operating expenses                    156,875
                                                   --------
Total other current liabilities                    $241,253
                                                   --------

13.   NOTES PAYABLE

      The Company entered into a Loan Agreement, dated March 12, 1998, as amended August 27, 1998, and September 24, 1998, with ValorInvest Ltd. ("ValorInvest") whereby ValorInvest agreed to advance the Company up to $3,500,000. The loan was evidenced by three promissory notes in the aggregate principal amount of $3,500,000. Interest accrued from the date of each advance at 7.5% per annum. The loan was due and payable upon the earlier of December 31, 1998 or the consummation of a public offering or debt financing for gross proceeds of at least USD 100,000,000, unless extended by the Lender. Repayment of the loan, including interest, was made in February 1999.

14.   COMMITMENTS

      The Company has entered into the following commitment related to office leases:

      The Company's corporate headquarters in the United States are located in approximately 500 square feet of office space in Houston, Texas. The Company occupies these premises pursuant to a lease agreement with an initial term that ends on April 30, 1999, and will thereafter remain in force on a month by month basis unless either the Lessor or Lessee gives 30 days prior written notice of termination to the other.

      MSOAS has entered into a new lease agreement, dated January 12, 1999, with RC Group ASA for 938 square meters of office space in Sandnes. The lease had retroactive effect from November 1998 and lasts for a period of 5 years at an average annual rent of $136,850.

      In March 1998, OSAS entered into a lease for new office space. The agreement lasts for three years from May 1, 1998 at an average annual rent of $85,900 with adjustments for increases in the consumer price index.

15.   RELATED PARTY TRANSACTIONS

      During 1998, the Company leased office space at $750 per month from Intercap Resource Management U.S., Inc., a wholly-owned subsidiary of Intercap Resource Management Corp. ("Intercap"). Effective February 1, 1998, the Company entered into a six month agreement with a former director of Intercap to provide consulting services for $10,000 per month ($60,000 was paid during the year ended December 31, 1998).

      MSOAS is a party to a personnel services agreement with RC Consultants AS. The Chairman of RC Consultants AS is also the Chairman of MSOAS and the President and principal shareholder of RC Group ASA. As of December 31, 1998, the Company paid approximately $592,821 to RC Consultants AS for these services. Compensation for services rendered under such agreement is to be based on normal trade terms.

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997

15.   RELATED PARTY TRANSACTIONS (Continued)

      MSOAS is a party to a cooperation agreement with Schuller Industrieentsorgung AG ("Schuller") pursuant to which Schuller shall provide waste management, onshore dismantling, and oil pollution prevention and cleanup services. As of December 31, 1998, the Company paid approximately $127,217 to Schuller for marketing research and other services rendered. The President and a director of the Company are shareholders and members of the supervisory board of Schuller.

      MSOAS has entered into an agreement with Thyssen Stahlunion GmbH ("TSU") with respect to the marketing and procurement services. As of December 31, 1998, approximately $65,126 had been paid to TSU under such agreement. Jurgen Ternieden, a director of the Company, is an officer and the head of the Pipes, Offshore, Special Products Department of TSU.

      During the period ended December 31, 1998, the Company paid approximately $103,894 to a law firm, a member of which is a director of the Company.

      OSAS has entered into an agreement with P.F. Bassoe & Co., a specialized shipbroker and consultancy company. Halvor Sveen, an employee of P.F. Bassoe & Co., is a member of the Board of Directors of OSAS. P.F.Bassoe shall render services in connection with contract and negotiations with yards regarding fabrication of the Offshore Shuttle. As compensation P.F.Bassoe shall be entitled to a commission of one percent of the contract price stipulated in a fabrication contract between OSAS and a ship yard. Any payment or commission for services rendered in connection with the conclusion of other contracts shall be agreed separately.

      OSAS has entered into a Consultancy Agreement with Mr. Gunnar Foss, a shareholder and a former Board member of OSAS. The agreement stipulates that monthly remuneration shall be paid to Mr. Gunnar Foss for consulting services provided to OSAS. For the period ended December 31, 1998, OSAS paid NOK 960,000 (approximately $127,265) in accordance with the agreement, and for the period ended December 31, 1997, OSAS paid NOK 630,000 (approximately $89,679) in accordance with the agreement. The Board of Directors of OSAS has also decided that if OSAS successfully sells a license to build a shuttle or builds a shuttle itself, the amount of remuneration payable under the agreement is subject to negotiation. According to the agreement, Mr. Gunnar Foss shall have the right to terminate his engagement with 6 months notice, whereas OSAS shall have the right to terminate with 12 months notice. In the event that Mr. Gunnar Foss resigns following a change in control of OSAS which results in significant changes to its strategy, he shall have the right to remuneration for 12 months following the termination of contract.

      AGREEMENT REGARDING INTELLECTUAL PROPERTY

      On March 31, 1998, MSOAS entered into an agreement with Mr. Gunnar Foss and Mr. Per Bull Haugsoen regarding the intellectual property rights relating to the Offshore Shuttle concept. The agreement provides for the exclusive transfer of the patent rights and all other intellectual property rights relating to the Offshore Shuttle concept to OSAS.

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997

15.   RELATED PARTY TRANSACTIONS (Continued)

      The transfer of the rights is subject to the condition that the Offshore Shuttle concept be further developed and exploited by OSAS. According to the agreement, the execution of the head Licence Agreement described in the next paragraph shall be deemed to constitute such further development and exploitation. If OSAS for any reason whatsoever should cease to continue in an active manner its activities related to the concept, Mr. Gunnar Foss and Mr. Per Bull Haugsoen can request that the patent and all other rights concerning the concept be transferred back to them against certain compensation. In the event that OSAS wishes to transfer the rights to a third party, Mr. Gunnar Foss and Mr. Per Bull Haugsoen shall have the right of first refusal with respect to such transfer. It is agreed that the Head License Agreement (see below) shall not be deemed to constitute such transfer.

      HEAD LICENSE AGREEMENT

      OSAS entered into a Head License Agreement with MSOAS, dated March 31, 1998, as amended. Pursuant to the Head License Agreement, OSAS granted MSOAS the exclusive right to build and operate five offshore shuttles, an exclusive option to build and operate two additional offshore shuttles thereafter, and a right of first refusal with respect to any offshore shuttle licenses that OSAS may seek to grant during a specified future period.

      Based on functional specifications for each offshore shuttle to be agreed upon, OSAS shall provide MSOAS with the pre-engineering work, including designs and descriptions of operational procedures, necessary to construct the Offshore Shuttles. In addition, OSAS will provide other technical services, in excess of pre-engineering, in connection with the development, building and operation of the Offshore Shuttles.

      In consideration for the licenses granted and pre-engineering services to be provided, OSAS shall receive a construction fee equal to ten percent of the construction price of each of the offshore shuttles, an operating fee equal to sixteen percent of the gross profit for each contract finalized by MSOAS involving the use of an offshore shuttle, and an exclusivity fee equal to one percent of the aggregate construction price of offshore shuttles two through five. Other services rendered by OSAS will be invoiced to MSOAS on fair market terms.

      The parties have agreed that yard orders for each of the five offshore shuttles shall be placed in specific order years in the period between 1998 through year 2003. In each such order year the order shall be placed within a defined order expiry date. The first order shall be placed by June 1, 1999. Subject, in each case, to an option to extend the order dates by twelve months upon payment of a $900,000 option exercise fee, an order for the second offshore shuttle must be placed no later than six months after successful testing of the first offshore shuttle, and the remaining three offshore shuttles must be ordered by December 31st of each year thereafter. If an order is not placed on or before the required date, then for the twelve-month period thereafter OSAS shall be entitled to grant a license to build one offshore shuttle to a third party.

      The binding nature of the Head License Agreement is conditional upon OSAS having received payment from MSOAS of the first instalment of the exclusivity fee of USD 2,000,000 by June 1, 1999, and MSOAS having placed a firm order for offshore shuttle number one with a construction yard by the same date.

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997

16.   STOCKHOLDERS' EQUITY

AUTHORIZED

      The Company amended the Company's Articles of Incorporation on April 9, 1998 to increase the Company's authorized capital stock from 40,000,000 shares of common stock to 75,000,000 shares of common stock and to change the name of the Company to Marine Shuttle Operations Inc.

ISSUED

The Company has entered into the following transactions related to its common shares:

      i) On incorporation of the Company, 10,000,000 common shares were issued at $0.001 per share for proceeds of $10,000.

      ii) On June 16, 1997, the Company issued 10,000,000 common shares at $0.01 per share for proceeds of $100,000.

      iii) On August 8, 1997, the Company issued 20,000 common shares at $3.00 per share for proceeds of $60,000.

      iv) On April 14, 1998, the Company issued 7,600,000 common shares in exchange for all of the issued and outstanding shares of MSOAS (see
            Note 7).

      v) In May 1998, the Company issued 4,937,607 shares of common stock in exchange for 3,291,738 shares of OSAS. The share exchange was completed in December 1998.

      vi) On May 20, 1998, the Company entered into agreements to issue 1,030,002 common shares pursuant to the acquisition of 686,668 shares of OSAS (see Note 8).

17.   STOCK OPTION PLAN

      The Company has established a Stock Option Plan for employees, officers, directors, consultants, and advisors. Options granted under the Stock Option Plan may be either incentive stock option or non-qualified stock options. The Company has reserved 2,000,000 common shares for issuance under the Stock Option Plan. Options granted for issuance under the Stock Option Plan generally are not transferable, and the exercise price of incentive stock options must be at least equal to 100% (110% in the case of optionees who own more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the common shares on the date of grant. As of December 31, 1998, no options were outstanding under the Stock Option Plan.

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997

17.   STOCK OPTION PLAN (Continued)

      The Stock Option Plan may be administered by the Board of Directors or a committee of the Board (the "Committee"). The Board of Directors or the Committee, as the case may be, has the power to determine the terms of any options granted thereunder, including the exercise price, the number of shares subject to the option, and the exercisability thereof. Each option is exercisable during the lifetime of the optionee only by such optionee. The term of any option granted under the Stock Option Plan may not exceed ten years. The specific terms of each option grant shall be approved by the Board of Directors or the Committee, as the case may be, and shall be reflected in a written stock option agreement.

      The Stock Option Plan was adopted by the Board of Directors on May 11, 1998, and was approved and ratified by the stockholders of the Company as of July 31, 1998. The Stock Option Plan shall expire at the end of the day on May 11, 2008 (except as to options outstanding on that date).

      OSAS adopted a stock option plan (the "OSAS Plan") in 1997 which provides for the granting of incentive options to employees, board members and consultants to purchase an aggregate of 220,000 shares of OSAS common stock at prices and terms to be decided by the Board of Directors. Options granted under the OSAS Plan may be exercisable for a period of up to three years from the date of grant. All options granted under the OSAS Plan have exercise prices equal to the market value of the stock on the date of grant and increasing with one percent per month.

A summary of activity related to the OSAS Plan is as follows:

                                                               Weighted average
                                         Number of shares       exercise price
                                         ----------------     ------------------
                                                                NOK        USD
                                         ----------------     ------------------
Granted                                      120,000            21.83       2.87
Exercised                                     10,000            13.08       1.72
Cancelled                                     10,000            42.51       5.59
                                             -------          -------    -------

Outstanding as of December 31, 1998          100,000            20.53       2.70
                                             -------          -------    -------

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997

18.   PENSION

      OSAS has a defined benefit retirement plan which cover all of their employees. Plan benefits are based on years of service and final salary levels. The plan is administrated by an insurance company. Contributions to plan are made in accordance with local laws and regulations.

                                                                           1998
                                                                       --------
Net periodic pension cost
Benefits earned during the year                                        $ 27,010
Interest cost on prior period benefit
Obligation                                                                  670
Expected return on plan assets                                           (2,118)
                                                                       --------
Net periodic pension cost                                              $ 25,562
                                                                       --------
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning
of year                                                                $ 11,163
Benefits earned during the year                                          27,010
Interest cost on prior period benefit
Obligations                                                                 670
                                                                       --------
Projected benefit obligation at end of the year                        $ 38,843
                                                                       --------
Change in pension plan assets
Fair value of plan assets at beginning of year                         $ 15,576
Expected return on plan assets                                            2,102
Company contributions                                                    28,892
                                                                       --------
Fair value of plan assets at end of the year                           $ 46,570
                                                                       --------
Status of pension plans reconciled to balance sheet
Defined benefit plans:
Projected benefit obligation at end of the year                        $ 38,553
Fair value of plan assets at end of the year (assets)                   (46,570)
                                                                       --------
Funded status of the plans at end of year                              $ (8,017)
                                                                       --------

Weighted-average assumptions at end of year
Discount rate                                                                7 %
Expected return on plan assets                                               6 %
Rate of compensation increase                                                3 %

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997

19.   INCOME TAXES

      The Company has not provided for an income tax liability due to the availability of operating loss carry-forwards. The Company has net operating losses which may give rise to future tax benefits of approximately $1,703,282 and $160,000 of December 31, 1998 and December 31, 1997, respectively. To the extent not used, net operating loss carry-forwards expire in varying amounts beginning in the year 2007. Based on available evidence, including the Company's history of operating losses, the uncertainty of future profitability and the impact of tax laws which may limit the Company's ability to utilize such loss carry-forwards, management has recorded a valuation allowance against the realization of the deferred tax assets.

Income Tax Computation

                                                                       1998               1997
                                                                   -----------        -----------
Loss before tax                                                    $(5,042,148)       ($  164,931)
Permanent differences                                                   29,420              4,011
Amortization - Goodwill and other intangibles                        1,882,204                 --
Capital loss                                                                --             90,000
Temporary differences:
Fixed assets                                                           (27,031)                --
                                                                   -----------        -----------
Loss for tax purpose                                                (3,157,555)           (70,920)
U.S Tax rate                                                                30%                30%
Tax at Statutory Rate                                                 (947,267)           (21,276)
Less effect of lower Norwegian tax rate, 28%                            26,901                 --
                                                                   -----------        -----------
Tax effect on loss carryforward                                       (920,366)           (21,276)
Valuation allowance                                                    920,366             21,276
                                                                   -----------        -----------
Deferred tax benefit                                               $       Nil        $       Nil
                                                                   ==============================

Deferred tax is calculated on the basis of the differences
existing as at December 31, 1998 between accounting values
and values for tax purposes. Deferred tax asset is calculated as follows:
                                                                      1998                1997
                                                                   -----------        -----------

Accumulated taxable loss, including incurred pre-acquisition
of MSOAS and OSAS                                                  $(5,976,217)           (70,920)
Fixed assets                                                            42,066                 --
                                                                   -----------        -----------
Basis for calculating deferred tax asset                            (5,934,152)           (70,920)
U.S Tax rate                                                                30%                30%
Deferred tax                                                        (1,780,246)           (21,276)
Less effect on lower Norwegian tax rate, 28%                            76,964                 --
                                                                   -----------        -----------
Deferred tax                                                        (1,703,282)           (21,276)
Valuation allowance                                                  1,703,282             21,276
                                                                   -----------        -----------
Deferred tax asset                                                 $       Nil        $       Nil
                                                                   ==============================

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997

20.   SEGMENTED DISCLOSURES

      (a) The Company is currently marketing and making preparations for the construction of its first offshore shuttle for the removal of offshore oil and gas structures. In accordance with SFAS No. 131 the Company considers its business to consist of one reportable operating segment.

      (b) The Company currently has long-lived assets, other than goodwill and intangibles, comprising capital assets totalling $2,067,287 at December 31, 1998, all of which are located in Norway.

21.   SUBSEQUENT EVENTS

      Subsequent to December 31, 1998, the Company:

      (a) In February, 1999, the Company raised $5,748,460 in gross proceeds from the sale of approximately 1.15 million shares of Common Stock in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. Berliner Effektenbank AG, a German investment bank, received a fee of $0.575 million for serving as placement agent in connection with the transaction.

      (b) The Company entered into a lease agreement, dated as of February 1, 1999, pursuant to which it will lease approximately 500 square feet of office space in Houston, Texas for $750 per month.

      (c) MSOAS entered into a new lease, dated January 12, 1999, with RC Group ASA. The lease is for 938 square meters of office space in Sandnes, Norway. The lease is for a five-year period at an average annual rent of NOK 1,032,350 (approximately $136,850). RC Group ASA is the sole shareholder of RC. Sverre Hanssen, the Chairman of the Board of Directors of RC and the Chairman of the Board of Directors of MSOAS, is the principal shareholder and the President of RC Group ASA.

      (d) On March 1, 1999, the Company entered into a loan agreement (the "Loan Agreement") with ValorInvest pursuant to which ValorInvest agreed to lend an aggregate of up to $6,000,000 to the Company, provided that advances shall be made in increments of $250,000 and shall not exceed $1,000,000 in any single month unless agreed to by ValorInvest. In connection with the Loan Agreement, the Company issued a non-negotiable promissory note to ValorInvest in the principal amount of $6,000,000. Any monies advanced under such note shall bear interest at the rate of 7.5% per annum and shall be due and payable upon the earlier of December 31, 1999 or the completion of an equity financing for gross proceeds of at least $10,000,000. As of March 22, 1999, $750,000 has been advanced under such note.

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1998 AND 1997

22.   PRO FORMA FINANCIAL INFORMATION

      The selected pro forma consolidated financial information for the Company set forth below gives effect to the acquisition of the shares of MSOAS and OSAS, and presents the results of operations of the Company as if MSOAS and OSAS acquisitions were combined at the beginning of the respective periods presented.

      The pro forma consolidated financial statements are not intended to reflect the results of operations or the financial position of the Company which would have actually resulted had the proposed transactions described in Notes 7 and 8 been effected on the dates indicated. Further, the pro forma financial information is not necessarily indicative of the results of operations or the financial position that may be obtained in the future.

      The following pro forma information presents the result of operations of the Company as if the MSOAS and OSAS acquisitions were combined at the beginning of the respective periods presented. The first table presented shows the effect of acquisition of 68% of the OSAS shares. The second table shows the effect of acquisition of 82.5% of the OSAS shares, as the case would have been if the acquisition of these shares were realized by December 31, 1998. (See Note 8)

                               Cumulative from date
                                  of inception,                                     Period from
                                 May 23, 1997, to            Year ended            May 23, 1997 to
                                 December 31, 1998        December 31, 1998       December 31, 1997
                                 -----------------        -----------------       -----------------
Revenue                            $     86,573             $     29,633            $     56,940
                                   ------------             ------------            ------------
Net loss for the period            $(10,971,659)            $ (6,029,096)           $ (4,942,563)
                                   ------------             ------------            ------------
Loss per common share                                       $      (0.19)           $      (0.16)
                                                            ------------            ------------

                               Cumulative from date
                                  of inception,                                      Period from
                                 May 23, 1997, to             Year ended           May 23, 1997 to
                                 December 31, 1998        December 31, 1998       December 31, 1997
                                 -----------------        -----------------       -----------------
Revenue                            $     86,573             $     29,633            $     56,940
                                   ------------             ------------            ------------
Net loss for the period            $(11,888,541)            $ (6,469,221)           $ (5,419,320)
                                   ------------             ------------            ------------
Loss per common share                                       $      (0.19)           $      (0.17)
                                                            ------------            ------------

                          INDEPENDENT AUDITORS' REPORT

We have been engaged to complete an audit of the balance sheet of Marine Shuttle Operations AS as of December 31, 1997 and the related statements of income, shareholder's equity and of cash flows for the period from December 10, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are not the elected, statutory auditors of the Company.

We conducted our audit in accordance with International Standards on Auditing which do not differ materially from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Marine Shuttle Operations AS as of December 31, 1997 and the result of its operations and its cash flows for the period from December 10, 1997 (inception) to December 31, 1997, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE
25 June 1998
Oslo, Norway

                          MARINE SHUTTLE OPERATIONS AS
                        (A DEVELOPMENT STAGE ENTERPRISE)

            BALANCE SHEETS AS OF APRIL 13, 1998 AND DECEMBER 31, 1997

                                            APRIL 13, 1998
                                              (UNAUDITED)      DECEMBER 31, 1997
                                            ------------------------------------
                                                  NOK                 NOK
                                            ------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                       3,178,720            998,827
                                            ------------------------------------
Total Current Assets                            3,178,720            998,827
                                            ------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Funding capital (Note 3)                        1,907,268                 --
Other current liabilities                       1,382,871                 --
                                            ------------------------------------
Total Current Liabilities                       3,290,139                 --
                                            ------------------------------------
Total Liabilities                               3,290,139                 --
                                            ------------------------------------

SHAREHOLDERS' EQUITY
Share capital                                     999,000            999,000
Deficit accumulated during the
development stage                              (1,110,419)              (173)
                                            ------------------------------------
Total Shareholders' Equity                       (111,419)           998,827
                                            ------------------------------------
Total Liabilities and Shareholders'
Equity                                          3,178,720            998,827
                                            ------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          MARINE SHUTTLE OPERATIONS AS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENTS OF LOSS FOR THE PERIOD FROM
               DECEMBER 10, 1997 (INCEPTION) TO DECEMBER 31, 1997,
      FOR THE PERIOD FROM JANUARY 1, 1998 TO APRIL 13, 1998 AND CUMULATIVE
                        FROM INCEPTION TO APRIL 13, 1998

                                             Cumulative from        Period from            Period from
                                               Inception to     January 1, 1998 to    December 10, 1997 to
                                              April 13, 1998      April 13, 1998        December 31, 1997
                                                   NOK                  NOK                    NOK
                                             -------------------------------------------------------------
                                               (unaudited)          (unaudited)
Operating expenses                              1,109,873              1,109,873                     --
Financial expenses                                    546                    373                    173
                                             -------------------------------------------------------------
Total operating expenses                        1,110,419              1,110,246                    173
                                             -------------------------------------------------------------
Net loss before income tax (Note 4)            (1,110,419)            (1,110,246)                  (173)

Basic and diluted loss per share                                           (1.11)                    --
                                                                      ----------

Weighted average number of shares
outstanding                                                              999,000                999,000
                                                                      ---------------------------------

The accompanying notes are an integral part of these financial statements.

                          MARINE SHUTTLE OPERATIONS AS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM
               DECEMBER 10, 1997 (INCEPTION) TO DECEMBER 31, 1997,
            FOR THE PERIOD FROM JANUARY 1, 1998 TO APRIL 13, 1998 AND
                   CUMULATIVE FROM INCEPTION TO APRIL 13, 1998

                                                                                             Period from
                                             Cumulative from         Period from          December 10, 1997
                                               Inception to       January 1, 1998 to             to
                                              April 13, 1998        April 13, 1998        December 31, 1997
                                             --------------------------------------------------------------
                                                   NOK                    NOK                    NOK
                                             --------------------------------------------------------------
                                               (unaudited)            (unaudited)
Operating activities:                          (1,110,419)            (1,110,246)                  (173)
Net loss
Working capital changes that
provided (used) cash:
Other current liabilities                       1,382,871              1,382,871                     --
                                             --------------------------------------------------------------
Net cash provided by operating
activities                                        272,452                272,625                   (173)
                                             --------------------------------------------------------------
Financing activities
Funding capital proceeds                        1,907,268              1,907,268                     --
                                             --------------------------------------------------------------
Proceeds from issuance of shares                  999,000                     --                999,000
                                             --------------------------------------------------------------
Net cash provided by financing
activities                                      2,906,268              1,907,268                999,000
                                             --------------------------------------------------------------
Net increase in cash and cash
equivalents                                     3,178,720              2,179,893                998,827
Cash and cash equivalents at
beginning of  period                                   --                998,827                     --
                                             --------------------------------------------------------------
Cash and cash equivalents at end of
period                                          3,178,720              3,178,720                998,827
                                             --------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                          MARINE SHUTTLE OPERATIONS AS
                        (A DEVELOPMENT STAGE ENTERPRISE)

             STATEMENTS OF SHAREHOLDERS' EQUITY FROM JANUARY 1, 1998
     TO APRIL 13, 1998 AND FOR THE PERIOD FROM DECEMBER 10, 1997 (INCEPTION)
                              TO DECEMBER 31, 1997

                                                                                            Deficit
                                                                                          accumulated
                                                                                           during the          Total
                                        Number of            Share          Restricted     development      shareholders
                                         shares             capital           reserve         stage          equity NOK
                                        --------------------------------------------------------------------------------
Paid-in capital at inception on
December 10, 1997                        999,000            999,000              --                 --          999,000
Net loss 1997                                 --                 --              --               (173)            (173)
                                        --------------------------------------------------------------------------------
Balance December 31, 1997                999,000            999,000              --               (173)         998,827
Net loss January 1-April 13, 1998             --                 --              --         (1,110,246)      (1,110,246)
                                        --------------------------------------------------------------------------------
Balance April 13, 1998 (Unaudited)       999,000            999,000              --         (1,110,419)        (111,419)
                                        --------------------------------------------------------------------------------

The Company was established on December 10, 1997. At such time, 999,000 shares were issued for net proceeds of NOK 999,000 cash.

Marine Shuttle Operations AS had authorized, issued and outstanding ordinary shares having a par value of NOK 1 per share for the period ended April 13, 1998.

The accompanying notes are an integral part of these financial statements.

                          MARINE SHUTTLE OPERATIONS AS
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO THE FINANCIAL STATEMENTS FOR THE PERIOD FROM
               DECEMBER 10, 1997 (INCEPTION) TO DECEMBER 31, 1997
            AND FOR THE PERIOD FROM JANUARY 1, 1998 TO APRIL 13, 1998
  (INFORMATION AS OF APRIL 13, 1998 AND FOR THE PERIOD THEN ENDED IS UNAUDITED)

NOTE 1--NATURE OF BUSINESS

      Marine Shuttle Operations AS (the "Company") was established December 10, 1997. The Company is seeking to become a leading player in the market for decommissioning, installing and transporting offshore oil and gas structures. The Company initially intends to concentrate its efforts on decommissioning fixed steel structures, primarily the several hundred large steel installations situated in the intermediate water depths. The Company has formed strategic alliances to test, develop, manufacture and commercialize the shuttle concept.

      On April 14, 1998, Marine Shuttle Operations Inc. acquired all of the issued and outstanding capital stock of the Company, consisting of 999,000 shares of voting common stock, in exchange for 7,600,000 shares of common voting stock of Marine Shuttle Operations Inc.

      See Note 6--Subsequent events.

NOTE 2--ACCOUNTING PRINCIPLES

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity of three months or less.

      INCOME TAXES

      The Company accounts for income taxes using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns.

      ESTIMATES AND ASSUMPTIONS

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3--FUNDING CAPITAL

      As of April 13, 1998, the Company had borrowed USD 249,986 (NOK 1,907,286) from Marine Shuttle Operations Inc. Thereafter, the Company entered into a Loan Agreement (the "Loan Agreement"), dated May 13, 1998, with Marine Shuttle Operations Inc. The amounts previously borrowed by the Company from Marine Shuttle Operations Inc. are subject to the terms of the Loan Agreement. Under the terms of the Loan Agreement, Marine Shuttle Operations Inc. will provide the Company a loan of up to USD 1,500,000. The loan bears an interest rate of 6% per annum.

                          MARINE SHUTTLE OPERATIONS AS
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO THE FINANCIAL STATEMENTS FOR THE PERIOD FROM
               DECEMBER 10, 1997 (INCEPTION) TO DECEMBER 31, 1997
            AND FOR THE PERIOD FROM JANUARY 1, 1998 TO APRIL 13, 1998
  (INFORMATION AS OF APRIL 13, 1998 AND FOR THE PERIOD THEN ENDED IS UNAUDITED)
                                   (Continued)

NOTE 4--INCOME TAX

INCOME TAX COMPUTATION

                                                                 PERIOD ENDED
                                                               DECEMBER 31, 1997
                                                               -----------------

Net loss before tax ..............................................    (173)
Tax loss carry forward ...........................................    (173)

Current tax payable ..............................................       0

TEMPORARY DIFFERENCES AS OF DECEMBER 31, 1997

                                                               DECEMBER 31, 1997
                                                               -----------------
Tax loss carry forward ...........................................    (173)

Net ..............................................................    (173)

28% deferred tax asset ...........................................      48
Valuation allowance ..............................................     (48)

Deferred tax asset ...............................................       0

      The Company's tax loss carry forward expires in 2007.

      Based on available evidence, including the Company's history of operating losses and the uncertainty of future profitability, management has recorded a valuation allowance to reduce the deferred tax asset to zero.

NOTE 5--RELATED PARTIES TRANSACTIONS

      ENGAGEMENT AGREEMENT, MANAGING DIRECTOR

      Mr. Stephen Adshead will act as the Managing Director for a limited period until a permanent person has been hired for that position. For 1998, Mr. Stephen Adshead will be paid based on a daily rate of NOK 6,000, limited to NOK 80,000 per month. He will continue as an executive director after the expiration of this agreement.

      ENGAGEMENT AGREEMENT, WORKING CHAIRMAN OF THE BOARD

      Mr. Sverre Hanssen will act as Working Chairman of the Board of the Company for a limited period until the General Assembly elects another person. For 1998, Mr. Sverre Hanssen will be paid based on a daily rate of NOK 6,000, limited to NOK 50,000 per month.

                          MARINE SHUTTLE OPERATIONS AS
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO THE FINANCIAL STATEMENTS FOR THE PERIOD FROM
               DECEMBER 10, 1997 (INCEPTION) TO DECEMBER 31, 1997
            AND FOR THE PERIOD FROM JANUARY 1, 1998 TO APRIL 13, 1998
  (INFORMATION AS OF APRIL 13, 1998 AND FOR THE PERIOD THEN ENDED IS UNAUDITED)
                                   (Continued)

NOTE 5--RELATED PARTIES TRANSACTIONS (Continued)

      AGREEMENT WITH AN ENGINEERING COMPANY

      The Company has entered into a personnel services agreement and an accounting services agreement with RC Consultants AS. Mr. Sverre Hanssen, the Chairman of the Board of Directors of RC Consultants AS, is the Chairman of the Board of Directors of the Company. Compensation for services rendered under such agreements is to be based on normal trade terms.

      AGREEMENT WITH A SERVICE COMPANY

      The Company has entered into an agreement with Schuller Industrietsordnung GmbH. Mr. Franz Eder, the President and Chairman of the Board of Marine Shuttle Operations Inc., and Dr. Hubert Besner, a director of Marine Shuttle Operations Inc., are shareholders and members of the Supervisory Board of Schuller Industrietsordnung GmbH. Compensation for services rendered under such agreement is to be based on normal trade terms.

NOTE 6--SUBSEQUENT EVENTS

      ACQUISITION BY MARINE SHUTTLE OPERATIONS INC.

      On April 14, 1998, Marine Shuttle Operations Inc. acquired all of the issued and outstanding capital stock of the Company in exchange for 7,600,000 shares of common stock of Marine Shuttle Operations Inc.

      HEAD LICENSE AGREEMENT

      The Company entered into a Head License Agreement with Offshore Shuttle AS dated March 31, 1998, as amended. Pursuant to the Head License Agreement, Offshore Shuttle AS granted the Company the exclusive right to build and operate five offshore shuttles, an exclusive option to build and operate two additional offshore shuttles thereafter, and a right of first refusal with respect to any offshore shuttle licenses that Offshore Shuttle AS may seek to grant during a specified future period.

      In addition, based on functional specifications for each offshore shuttle to be agreed upon, Offshore Shuttle AS shall provide the Company with the pre-engineering work, including designs and descriptions of operational procedures, necessary to construct the offshore shuttles.

      In consideration for the licenses granted and pre-engineering services to be provided, Offshore Shuttle AS shall receive a construction fee equal to ten percent of the construction price of each of the offshore shuttles, an operating fee equal to sixteen percent of the gross profit for each contract finalized by the Company involving the use of an offshore shuttle, and an exclusivity fee equal to one percent of the aggregate construction price of offshore shuttles two through five. Other services rendered by Offshore Shuttle AS will be invoiced to the Company on fair market terms.

                          MARINE SHUTTLE OPERATIONS AS
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO THE FINANCIAL STATEMENTS FOR THE PERIOD FROM
               DECEMBER 10, 1997 (INCEPTION) TO DECEMBER 31, 1997
            AND FOR THE PERIOD FROM JANUARY 1, 1998 TO APRIL 13, 1998
  (INFORMATION AS OF APRIL 13, 1998 AND FOR THE PERIOD THEN ENDED IS UNAUDITED)
                                   (Continued)

NOTE 6--SUBSEQUENT EVENTS (Continued)

      The parties have agreed that yard orders for each of the first five offshore shuttles shall be placed in specific years in the period between 1998 through year 2003. The order for the first offshore shuttle is to be placed by June 1, 1999. Subject, in each case, to an option to extend the order dates by twelve months upon payment of a $900,000 option exercise fee, an order for the second offshore shuttle must be placed no later than six months after successful testing of the first offshore shuttle, and the remaining three offshore shuttles must be ordered by December 31st of each year thereafter. If an order is not placed on or before the required date, then for the twelve-month period thereafter Offshore Shuttle AS shall be entitled to grant a license to build one offshore shuttle to a third party.

      The binding nature of the Head License Agreement is conditional upon Offshore Shuttle AS having received payment from the Company of the first instalment of the exclusivity fee of USD2,000,000 by June 1, 1999 and the Company having placed a firm order for offshore shuttle number one with a construction yard by the same date.

      LEASE AGREEMENTS

      In April 1998, the Company entered into a lease for office space. The agreement was for six months commencing April 15, 1998 with an option to renew the agreement for one year at a time. The rent during such six month period is NOK 84,000. Thereafter, the Company entered into a ten-year lease for new office space commencing August 31, 1998. The annual lease is NOK 168,000, subject to an adjustment based on the Consumer Price Index.

      THYSSEN STAHLUNION GMBH--STRATEGIC ALLIANCE

      Pursuant to a Marketing Agreement dated April 14, 1998, Thyssen Stahlunion GmbH will market the Offshore Shuttle on a worldwide basis to major oil companies, offshore contractors, and others as part of its package of offshore services. In addition, Thyssen Stahlunion GmbH shall act as a procurement service center for the steel and equipment to be used in constructing the Offshore Shuttle, and shall have a right of first refusal to lease the Offshore Shuttle if Thyssen Stahlunion GmbH is engaged in any decommissioning, transportation, or installation project. Thyssen Stahlunion GmbH shall receive a commission at a rate to be agreed upon for its marketing services and shall be precluded from promoting any products or services competitive with those of the Company.

      RC CONSULTANTS AS--STRATEGIC ALLIANCE

      Pursuant to a personnel agreement with the Company, RC Consultants AS will provide the Company with the engineers and technicians needed during the design, engineering, fabrication, and operation of the Offshore Shuttle. In addition, pursuant to an accounting services agreement, RC Consultants AS will provide the Company with bookkeeping assistance.

      SCHULLER INDUSTRIEENTSORDNUNG GMBH--STRATEGIC ALLIANCE

      Schuller Industrieentsordnung GmbH is a service company specializing in waste management, onshore dismantling and oil pollution prevention and clean-up. The Company and Schuller Industrieentsordnung GmbH have entered into a cooperation agreement pursuant to which Schuller Industrieentsordnung GmbH will provide such services to the Company, subject to the execution of a written agreement on a project-specific basis. Compensation for services rendered are based on normal business terms.

INDEPENDENT AUDITORS' REPORT

We have been engaged to complete an audit of the balance sheet of Offshore Shuttle AS as of December 31, 1998 and 1997 and the related statements of loss, comprehensive loss, shareholders' equity and of cash flows for the years ended December 31, 1998 and 1997 and the period from November 29, 1996 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are not the elected, statutory auditors of the Company.

We conducted our audits in accordance with International Standards on Auditing which do not differ materially from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Offshore Shuttle AS as of December 31, 1998 and 1997 and the result of its operations and its cash flows for the years ended December 31, 1998 and 1997 and the period from November 29, 1996 (date of inception) to December 31, 1996, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's funding requirements for future construction costs raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DELOITTE & TOUCHE AS

March 18, 1999
Oslo, Norway

                               OFFSHORE SHUTTLE AS
                        (A DEVELOPMENT STAGE ENTERPRISE)

              BALANCE SHEETS AS OF DECEMBER 31, 1998, 1997 AND 1996

                                                   December 31,    December 31,      December 31,
                                                      1998             1997             1996
                                                       NOK              NOK              NOK
                                                  -----------------------------------------------
ASSETS
Current assets
Cash and cash equivalents                           3,666,819        22,155,782           990,540
Restricted cash reserves                              918,637           230,627                --
Accounts receivable                                        --           100,000                --
Short term receivable intercompany                    164,869                --                --
Shuttle under construction                          9,502,817                --                --
Other short term receivable                           551,874           897,862                --
                                                  -----------       -----------       -----------
Total current assets                               14,805,016        23,384,271           990,540

Capital assets
Pension fund                                           60,928                --                --
Furniture, fixtures and equipment                     753,144           398,700                --
Patents                                               560,814                --                --
                                                  -----------       -----------       -----------

Total assets                                       16,179,902        23,782,971           990,540
                                                  ===========       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable                                    1,644,390         2,193,600                --
Other current liabilities intercompany                760,000                --                --
Other current liabilities                             584,361           398,314           890,540
                                                  -----------       -----------       -----------
Total current liabilities                           2,988,751         2,591,914           890,540
                                                  -----------       -----------       -----------

Total liabilities                                   2,988,751         2,591,914           890,540
                                                  -----------       -----------       -----------

Shareholders' equity
Share capital                                         241,600           241,100           100,000
Restricted reserve and other paid in capital       30,427,090        30,296,790                --
Deficit acc. during the development stage         (17,477,539)       (9,346,833)               --
                                                  -----------       -----------       -----------
Total shareholders' equity                         13,191,151        21,191,057           100,000
                                                  -----------       -----------       -----------

Total liabilities and shareholders' equity         16,179,902        23,782,971           990,540
                                                  ===========       ===========       ===========

                               OFFSHORE SHUTTLE AS
                        (A DEVELOPMENT STAGE ENTERPRISE)

          STATEMENTS OF LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD FROM
        NOVEMBER 29, 1996 (INCEPTION) TO DECEMBER 31, 1996, FOR THE YEARS
                 ENDED DECEMBER 31, 1997 AND 1998 AND CUMULATIVE
                      FROM INCEPTION TO DECEMBER 31, 1998.

                                         Cumulative from     December 31,     December 31,     December 31,
                                            inception           1998             1997              1996
                                               NOK               NOK              NOK               NOK
                                         ------------------------------------------------------------------
Operating income                              (634,040)         (234,040)        (400,000)              --
                                           -----------       -----------      -----------      -----------
Operating expenses
Salaries and other personnel expenses        4,267,835         2,721,156        1,546,679               --
Accounting, audit and other financial
services                                       256,950           180,000           76,950               --
Consulting fees                                801,593           531,631          269,962               --
General and administrative expenses          3,486,829         1,561,688        1,925,141               --
Travel expenses                              1,461,993           638,612          823,381               --
Marketing expenses                             942,464            83,069          859,395               --
Legal                                          560,122           560,122               --               --
Research & Development                       6,913,582         2,444,127        4,469,455               --
Depreciation                                   342,521           254,221           88,300               --
Interest (income)/expense                     (951,587)         (639,157)        (312,430)              --
Currency exchange -gain/loss                    29,277            29,277               --               --
                                           -----------       -----------      -----------      -----------

Total operating expenses                    18,111,579         8,364,746        9,746,833               --
                                           -----------       -----------      -----------      -----------

Net loss before income tax                  (7,477,539)       (8,130,706)      (9,346,833)              --
                                           -----------       -----------      -----------      -----------

Net loss / Comprehensive loss              (17,477,539)       (8,130,706)      (9,346,833)              --
                                           ===========       ===========      ===========      ===========

Basic and diluted loss per share                                   (1.68)           (2.67)              --
                                                             ===========      ===========      ===========

Weighted average number of
shares outstanding                                             4,829,500        3,505,000        3,505,000
                                                             ===========      ===========      ===========

The accompanying notes are an integral part of these financial statements.

                               OFFSHORE SHUTTLE AS
                        (A DEVELOPMENT STAGE ENTERPRISE)

    STATEMENTS OF CASH FLOW FOR THE PERIOD FROM NOVEMBER 29, 1996 (INCEPTION) TO DECEMBER 31, 1996, FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998 AND
                 CUMULATIVE FROM INCEPTION TO DECEMBER 31, 1998.

                                             Cumulative from     December 31,     December 31,      December 31,
                                                inception            1998             1997             1996
                                             -------------------------------------------------------------------
                                                   NOK                NOK              NOK              NOK
                                             -------------------------------------------------------------------
Operating activities:
Net loss                                       (17,477,539)       (8,130,706)       (9,346,833)               --
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation                                       342,521           254,221            88,300                --
Working capital changes that provided
(used) cash:
Accounts receivable                                     --           100,000          (100,000)               --
Other short term receivable and
restricted reserves                             (1,470,511)         (342,022)       (1,128,489)               --
Short term receivable Intercompany                (164,869)         (164,869)               --                --
Other current liability Intercompany               760,000           760,000                --                --
Shuttle construction in progress                (9,502,817)       (9,502,817)
Other current liabilities                        2,228,752          (363,162)        1,701,374           890,540
                                               -----------       -----------       -----------       -----------
Net cash used by operating activities          (25,284,463)      (17,389,355)       (8,785,648)          890,540
                                               -----------       -----------       -----------       -----------

Investing activities
Patents                                           (560,814)         (560,814)               --                --
Pension fund                                       (60,928)          (60,928)               --                --
Purchase of furniture, fixture and
equipment                                       (1,095,665)         (608,665)         (487,000)               --
                                               -----------       -----------       -----------       -----------
Net cash used in investing activities           (1,717,407)       (1,230,407)         (487,000)               --
                                               -----------       -----------       -----------       -----------

Financing activities
Proceeds from issuance of shares                30,668,689           130,799        30,437,890           100,000
                                               -----------       -----------       -----------       -----------
Net cash provided by financing activities       30,668,689           130,799        30,437,890           100,000
                                               -----------       -----------       -----------       -----------

Net increase in cash and cash equivalents        3,666,819       (18,488,963)       21,165,242           990,540
                                               -----------       -----------       -----------       -----------
Cash and cash equivalents at beginning
of period                                               --        22,155,782           990,540                --
                                               -----------       -----------       -----------       -----------

Cash and cash equivalents at end
of period                                        3,666,819         3,666,819        22,155,782           990,540
                                               ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements.

                               OFFSHORE SHUTTLE AS
                        (A DEVELOPMENT STAGE ENTERPRISE)

             STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED
                   DECEMBER 31, 1998 AND 1997 AND FROM DATE OF
               INCEPTION, NOVEMBER 29, 1996, TO DECEMBER 31, 1996.

                                                                                                        Deficit
                                                                                                      accumulated
                                      Number of                                                        during the          Total
                                       Shares            Share        Restricted       Other paid      Development     Shareholder's
                                     outstanding        capital         Reserve        in capital         Stage            equity
                                     -----------------------------------------------------------------------------------------------
                                                           NOK             NOK            NOK             NOK             NOK
Paid-in capital at inception on
November 29, 1996                      2,000,000          100,000                                                           100,000
                                     -----------      -----------      -----------     -----------     -----------      ------------
Balance, December 31, 1996             2,000,000          100,000                                                           100,000

Share issue, January 6, 1997           1,000,000           50,000        5,950,000                                        6,000,000
Offering costs                                                            (300,000)                                        (300,000)
Share issue, April 7, 1997               222,000           11,100                         1,986,900                       1,998,000
Share issue, September 8, 1997         1,600,000           80,000                        23,920,000                      24,000,000
Offering costs                                                                           (1,260,110)                     (1,260,110)

Net loss 1997                                                                                           (9,346,833)      (9,346,833)
                                     -----------      -----------      -----------     -----------     -----------      ------------
Balance, December 31, 1997             4,822,000          241,100        5,650,000      24,646,790      (9,346,833)      21,191,057

Option exercised April 3, 1998            10,000              500                          130,300                          130,800
Net loss for the year 1998                                                                              (8,130,706)      (8,130,706)
                                     -----------      -----------      -----------     -----------     -----------      ------------
Balance, December 31, 1998             4,832,000          241,600        5,650,000      24,777,090     (17,477,539)      13,191,151
                                     -----------      -----------      -----------     -----------     -----------      ------------

The accompanying notes are an integral part of these financial statements. (see note 9)

                               OFFSHORE SHUTTLE AS
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                             DECEMBER 1998 AND 1997.

Note 1 - Nature of Business

Offshore Shuttle AS (the "Company") was established November 29, 1996 in Oslo, Norway. The purpose of the Company is to commercially exploit the potential of the Shuttle concept.

Through an agreement with Mr.Gunnar Foss and Mr. Per Bull Haugsoen (see Note
13), the Company has the exclusive rights to the use of the technology related to the Shuttle concept. Patents related to the Shuttle concept and its technology are pending approval.

In 1998, Marine Shuttle Operations Inc. acquired 3,291,738 shares of the Company (representing approximately 68% of the outstanding shares in the Company) in exchange for 4,937,607 shares of Marine Shuttle Operations Inc. In addition, Marine Shuttle Operation Inc. entered into two agreements to acquire an additional 686,668 shares of the Company. It is anticipated that the acquisition of the additional shares will be completed in the near future.

See Note 14, Significant agreements.

The Company has an accumulated deficit. The ability of the Company to continue as a going concern is dependent on the ability of Marine Shuttle Operations Inc. to obtain financing. To address this concern, Marine Shuttle Operations Inc. intends to raise up to $10 million through a private placement of Common Stock through Berliner Effektenbank AG, a German investment bank. In addition, Marine Shuttle Operations Inc. has entered into an engagement letter with MFC Merchant Bank S.A. ("MFC") pursuant to which MFC shall act, on a best-efforts basis, as exclusive agent for Marine Shuttle Operations Inc. in raising up to DM 215,000,000 (approximately $126,000,000) (the "MFC Financing"). There can be no assurance that the private placement or the MFC Financing will be consummated on reasonable terms or at all.

Note 2 - Significant accounting principles

Cash and Cash equivalents

Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity of three months or less.

Research and Development

Research and development costs are expensed when incurred.

Intangible Assets

Patents are recorded at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful life of the asset, when the patent has a defined and measurable relationship to future revenues. Accumulated amortization for all periods is NOK 0.

                               OFFSHORE SHUTTLE AS
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                       DECEMBER 1998 AND 1997. (Continued)

Note 2 - Significant accounting principles (Continued)

Furniture, Fixtures and Equipment

Furniture, fixture and equipment are stated at cost. Depreciation is provided by the straight line method over the estimated service lives of the respective assets as follows:

Furniture                           20%
Computer equipment                  35%
Office equipment                    30%

Management periodically reviews the carrying value of furniture, fixture and equipment to ensure that any permanent impairment in value is recognized and reflected in the results from operations.

Stock-based Compensation

The Company accounts for stock-based compensation using the intrinsic value based method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to employees.

Foreign Currency Transactions

Transactions denominated in foreign currency are translated to NOK at the currency rate at the date of the transaction. Realized and unrealized gains or losses on monetary assets or liabilities denominated in a foreign currency are included in net income.

Income Taxes

The Company accounts for income taxes using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns.

Pension

The Company accounts for pension plans in accordance with Statement of Financial Accounting Standards No. 87.

Estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent pronouncements

In June 1998, Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted for fiscal years beginning on or after June 15, 1999. SFAS 133 standardizes the accounting for derivative instruments. The effect on the Company's financial statements by implementing this standard has not been evaluated.

                               OFFSHORE SHUTTLE AS
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                       DECEMBER 1998 AND 1997. (Continued)

Note 3 - Restricted Cash

Cash and cash equivalents include taxes withheld from employees of NOK 493,632 as of December 31, 1998 (December 31, 1997: NOK 111,019) and rental deposit of NOK 425,006 as of December 31, 1998 (December 31, 1997: 119,698).

Note 4 - Accounts Receivable

Accounts receivable are recorded at net realizable value. No allowance for doubtful account is deemed necessary.

Note 5 - Other Current Assets

                                                   December             December
                                                   31, 1998             31, 1997
                                                   --------             --------
                                                      NOK                 NOK
                                                    -------              -------
Prepaid expenses                                     53,205              118,627
VAT receivable                                      186,169              779,235
Loan to employee                                    312,500                   --
                                                    -------              -------
                                                    551,874              897,862
                                                    -------              -------

Note 6 - Furniture, Fixture and Equipment

                                                        December 31, 1997
                                       ----------------------------------------------------
                                        Office       Computer
                                       Equipment     Equipment     Furniture        Total
                                       ----------------------------------------------------
                                          NOK           NOK            NOK            NOK
                                       ----------------------------------------------------
Cost of November 26, 1996                    --            --             --             --
Additions during the period              60,617       285,839        140,544        487,000
Accumulated depreciation                (15,917)      (49,839)       (22,544)       (88,300)
                                       --------      --------       --------       --------

Net book value, December 31, 1997        44,700       236,000        118,000        398,700
                                       ========      ========       ========       ========

                                                        December 31, 1998
                                       ----------------------------------------------------
Cost of December 31, 1997                60,617       285,839        140,544        487,000
Additions during the period               9,470       385,015        221,093        615,578
Sold furniture during the period                                      (6,913)       (6,913)
Accumulated depreciation                (35,988)     (231,675)       (74,858)      (342,521)
                                       --------      --------       --------       --------

Net book value, December 31, 1998        34,099       439,179        279,866        753,144
                                       ========      ========       ========       ========

                               OFFSHORE SHUTTLE AS
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                       DECEMBER 1998 AND 1997. (Continued)

Note 7 - Patents

The Company has eight patents applications pending in Norway with respect to various aspects of the Offshore Shuttle design and operation. The patent applications are currently subject to examination by the Norwegian patent authorities. Six of the applications have been filed pursuant to the Patent Co-operation Treaty. In addition, certain separate foreign patent applications have been filed in countries that are not party to the Party Co-operation Treaty. The authorities in those countries are currently examining all foreign applications.

Note 8 - Project cost

The building period for each Offshore Shuttle is estimated to be 24 months. All direct costs including interest related to the construction of the Offshore Shuttle are capitalized as incurred with amortization commencing when the shuttle is available for operation.

Note 9 - Shareholders equity

The Company was established November 29, 1996 by means of issuance of 2,000,000 shares in exchange for cash of NOK 100,000. On September 9, 1997 the Company carried out a share split, reducing the par value from NOK 0.10 to 0.05 per share. After giving effect of the split the number of shares issued was 2,000,000. This has been presented retroactively from inception.

On January 6, 1997, the Company issued 1,000,000 shares in exchange for cash of NOK 5,700,000, net of offering costs of NOK 300,000.

On April 7, 1997, the Company issued 222,000 shares in exchange for cash of NOK 1,998,000.

On September 8, 1997, the Company issued 1,600,000 shares in exchange for cash of NOK 22,739,890, net of offering costs of NOK 1,260,110.

On April 3, 1998, the Company issued 10,000 shares in exchange for cash of NOK 130,799 as a result of the exercising of stock options.

The Company had authorized, issued and outstanding 4,832,000 ordinary shares having a par value of NOK 0.05 per share for the period ending December 31, 1998.

Share Capital and Restricted Reserves of the Company constitute the nondistributable portion of shareholders' equity and are not available for dividend purposes.

                               OFFSHORE SHUTTLE AS
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                       DECEMBER 1998 AND 1997. (Continued)

Note 10-Income Tax

Income Tax Computation                                Year ended           Year ended
                                                      December 31,         December 31,
                                                         1998                 1997
                                                          NOK                  NOK
                                                      -----------          -----------
Loss before tax                                        (8,130,706)          (9,346,833)
Offering cost, charged to equity                               --           (1,560,110)
Other permanent differences                                 1,061               12,805
Change in temporary differences                           (65,021)             (50,772)
                                                      -----------          -----------
Tax loss carry forward                                 (8,194,666)         (10,944,910)
                                                      -----------          -----------
Current tax payable                                            --                   --
                                                      ===========          ===========

Temporary Differences as of December 31, 1998
Furniture, fixture and equipment                          115,793               50,772
Tax loss carry forward                                (19,139,576)         (10,944,910)
                                                      -----------          -----------
Net                                                   (19,023,783)         (10,894,138)
                                                      -----------          -----------

28% deferred tax asset                                  5,359,081            3,050,359
Valuation allowance                                    (5,359,081)          (3,050,359)
                                                      -----------          -----------
Deferred tax asset                                             --                   --
                                                      ===========          ===========

The Company's tax loss carry forward expires in 2007/08. Based on available evidence, including the Company's history of operating losses and the uncertainty of future profitability, management has recorded a valuation to reduce the deferred tax asset to zero.

                               OFFSHORE SHUTTLE AS
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                       DECEMBER 1998 AND 1997. (Continued)

Note 11 - Stock Incentive Plan

In 1997 the Company adopted a stock option plan (the "Plan") which provides for the granting of incentive options to employees, board members and consultants to purchase an aggregate of 220,000 shares of common stock at prices and terms to be decided by the Board of Directors. Options granted under the Plan may be exercisable for a period of up to three years from the date of grant. All outstanding options granted under the Plan have exercise prices equal to the market value of the stock on the date of grant, which exercise prices increase one percent per month from the time of issuance until the date of exercise.

A summary of activity related to the Plan is as follows:

                                         Number of          Weighted average
                                           Shares            exercise price
                                         ---------          ----------------
Granted                                   120,000            NOK      21.83
Exercised                                  10,000                     13.08
Cancelled                                  10,000                     42.51
                                         --------           ----------------
Outstanding at December 31, 1997          100,000            NOK      20.53
                                         ========           ================

At December 31, 1998, 100,000 options were outstanding, which are summarized in ranges as follows:

                             Weighted          Number of          Weighted
Range of                     average           options            average
exercise price               exercise price    Outstanding        remaining life
--------------               --------------    -----------        --------------

NOK 14.16                    NOK 14.16              70,000        1.5 years
NOK 28.75                    NOK 28.75              10,000        1.75 years
NOK 34.88                    NOK 34.88              10,000        2.25 years
NOK 42.51                    NOK 42.51              10,000        2.25 years
                                               -----------
                                                   100,000
                                               ===========

                               OFFSHORE SHUTTLE AS
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                       DECEMBER 1998 AND 1997. (Continued)

Note 12 - Employee retirement plan

The Company has a defined benefit retirement plan which cover all of their employees. Plan benefits are based on years of service and final salary levels. The plan is administrated by an insurance company. Contributions to plan are made in accordance with local laws and regulations.

                                                                           1998
                                                                       --------
Net periodic pension cost                                                   NOK
                                                                       --------
Benefits earned during the year                                         203,743
Interest cost on prior period benefit obligation                          5,052
Expected return on plan assets                                          (15,972)
                                                                       --------
Net periodic pension cost                                               192,823
                                                                       --------

Change in projected benefit obligation (PBO)
Project benefit obligation at beginning of the year
                                                                         84,206
Benefits earned during the year                                         203,743
Interest cost on prior period benefit obligation                          5,052
                                                                       --------
Projected benefit obligation at end of the year                         293,001
                                                                       --------

Change in pension plan assets
Fair value of plan assets at beginning of year                          118,377
Expected return on plan assets                                           15,972
Company contributions                                                   219,580
                                                                       --------
Fair value of plan assets at end of the year                            353,929
                                                                       --------

Status of pension plans reconciled to balance sheet
Defined benefit plans:
Projected benefit obligation at end of the year                         293,001
Fair value of plan assets at end of the year                           (353,929)
                                                                       --------
Funded status of the plans at end of year                               (60,928)
                                                                       --------

Weighted-average assumptions at end of year
Discount rate                                                               7 %
Expected return on plan assets                                              6 %
Rate of compensation increase                                               3 %

Note 13 - Related Parties Transactions

Related party transactions and balances include:

Consultancy Agreement

The Company has entered into a Consultancy Agreement with Mr. Gunnar Foss, a shareholder, former Board member, Technical director and the inventor of the Shuttle. The agreement stipulates that monthly remuneration shall be paid to Mr. Gunnar Foss for consulting services provided to the Company. For the period ended December 31, 1998, the Company paid NOK 960,000, and for the period ended December 31, 1997 the Company paid NOK 630,000 in accordance with the agreement.

                               OFFSHORE SHUTTLE AS
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                       DECEMBER 1998 AND 1997. (Continued)

Note 13 - Related Parties Transactions (Continued)

The board also decided that if the Company successfully sells a license to build a shuttle or builds a shuttle itself, the amount of remuneration payable under the agreement is subject to negotiation. According to the agreement, Mr. Gunnar Foss shall have the right to terminate his engagement with 6 months notice, whereas the Company shall have the right to terminate with 12 months notice. In the event that Mr. Gunnar Foss resigns following a change in control of the Company which results in significant changes made to its strategy, he shall have the right to remuneration for 12 months following the termination of contract.

In accordance with a decision made by the General Assembly in January 1997, the Company paid NOK 650,000 to Mr. Gunnar Foss for costs incurred and services provided to the Company prior to January 1997.

Engagement Agreement, Managing Director

Mr. Per Bull Haugsoen is engaged as Managing Director of the Company. He is also a shareholder in the Company. The Managing Director has an engagement agreement based on normal employment terms in Norway. In 1998 his remuneration was NOK 1,046,000, and in 1997 his remuneration was NOK 609.000. The agreement states that Mr. Per Bull Haugsoen shall have the right to terminate his engagement with 6 months notice, whereas the Company shall have the right to terminate with 12 months notice. In the event that Mr. Per Bull Haugsoen resigns following a change in control of the Company which results in significant changes made to its strategy, he shall have the right to salary/remuneration for 12 months following his resignation.

Agreement regarding Intellectual Property

On March 31, 1998, the Company entered into an agreement with Mr. Gunnar Foss and Mr. Per Bull Haugsoen regarding the intellectual property rights relating to the Offshore Shuttle concept. The agreement provides for the exclusive transfer of the patent rights and all other intellectual property rights relating to the Offshore Shuttle concept to the Company. The transfer of the rights is subject to the condition that the Offshore Shuttle concept be further developed and exploited by the Company. According to the agreement, the execution of the Head Licence Agreement described in the next paragraph shall be deemed to constitute such further development and exploitation. If the Company for any reason whatsoever should cease to continue in an active manner its activities related to the concept, Mr. Gunnar Foss and Mr. Per Bull Haugsoen can request that the patent and all other rights concerning the concept be transferred back to them against certain compensation. In the event that the Company wishes to transfer the rights to a third party, Mr. Gunnar Foss and Mr. Per Bull Haugsoen shall have the right of first refusal with respect to such transfer. It is agreed that the Head License Agreement (see below) shall not be deemed to constitute such transfer.

Agreement with a Ship Brokering Company

Offshore Shuttle has entered into an agreement with P.F. Bassoe & Co., a specialized ship brokering and consultancy company. Halvor Sveen, an employee of P.F. Bassoe & Co., is a member of the Board of Directors of the Company. P.F.Bassoe shall render services in connection with contract and negotiations with yards regarding fabrication of the Offshore Shuttle. As compensation P.F.Bassoe shall be entitled to a commission of one percent of the contract price stipulated in a fabrication contract between the Company and a ship yard. Any payment or commission for services rendered in connection with the conclusion of other contracts shall be agreed separately.

                               OFFSHORE SHUTTLE AS
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                       DECEMBER 1998 AND 1997. (Continued)

Note 14 - Significant agreements

Head License Agreement

The Company entered into a Head License Agreement with Marine Shuttle Operations AS on March 31, 1998. Pursuant to the Head License Agreement, the Company granted Marine Shuttle Operations AS the exclusive right to build and operate five offshore shuttles, an exclusive option to build and operate two additional offshore shuttles thereafter, and a right of first refusal with respect to any offshore shuttle licenses that the Company may seek to grant during a specified future period.

Based on functional specifications for each offshore shuttle to be agreed upon, the Company shall provide Marine Shuttle Operations AS with the pre-engineering work, including designs and descriptions of operational procedures, necessary to construct the Offshore Shuttles. In addition, the Company will provide other technical services, in excess of pre-engineering, in connection with the development, building and operation of the Offshore Shuttles.

In consideration for the Head License Agreement granted and pre-engineering services to be provided, the Company shall receive a construction fee equal to ten percent of the construction price of each of the offshore shuttles, an operating fee equal to sixteen percent of the gross profit for each contract finalized by Marine Shuttle Operations AS involving the use of an offshore shuttle, and an exclusivity fee equal to one percent of the aggregate construction price of offshore shuttles two through five. Other services rendered by the Company will be invoiced to Marine Shuttle Operations AS on fair market terms.

The parties have agreed that yard orders for each of the five offshore shuttles shall be placed in specific order years in the period between 1999 through year 2004. In each such order year the order shall be placed within a defined order expiry date. The first order shall be placed by June 1, 1999. Subject, in each case, to an option to extend the order expire date upon payment of USD 900,000 option exercise fee, an order for the second offshore shuttle must be placed no later than six months after successful testing of the first offshore shuttle and the remaining offshore shuttle must be ordered by December 31st of each of the years 2001-2003. If an order is not placed on or before the required date, then for the twelve-month period thereafter Offshore Shuttle shall be entitled to grant a license to build one offshore shuttle to a third party. The binding nature of the Head License Agreement is conditional upon the Company having received payment from Marine Shuttle Operations AS of the first instalment of the exclusivity fee of USD 2,000,000 by June 1, 1999, and Marine Shuttle Operations AS having placed a firm order for offshore shuttle number one with a construction yard by the same date.

Lease Agreement

In March 1998, the Company entered into a lease for new office space. The agreement lasts for three years from May 1, 1998 with a yearly lease of NOK 692,200 (1997: NOK 481,129).

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth the names, ages and positions of the executive officers and directors of the Company:

Name                            Age            Position with Company
----                            ---            ---------------------
Franz Eder                       38   President and Chairman of the Board
Iqbal Akram                      55   Vice President and a Director
George Wilfred Norman Wareham    46   Treasurer, Chief Financial Officer, and
                                      Secretary
Jurgen Ternieden(1)              56   Director
Hubert Besner(1)                 36   Director

----------
(1)   Member of the Audit Committee

      Franz Eder has been President and the Chairman of the Board of the Company since April 14, 1998, and a director of MSOAS since December, 1997. He has been Chairman of the Supervisory Board of Schuller Industrieentsorgung AG (formerly Schuller Industrieentsorgung GmbH, "Schuller") since May, 1998, and served as the general manager of Schuller from July, 1997 through May, 1998. From 1992 to 1997, Mr. Eder was General Manager at CETEM Industrieentsorgung und Wiederverwertung GmbH, a German company engaged in waste management. From 1990 to 1991, he was a consultant to several companies, and from 1989 to 1990, he was the head of the trade finance department at AMRO Handelsbank AG in Munich, Germany. Mr. Eder received a Masters of Business degree from Business University of Vienna in 1985.

      Iqbal Akram has been a Director of the Company since April 14, 1998. He has been a Vice President of the Company since February 19, 1998 and served as a consultant to the Company for a period of approximately two weeks prior thereto. Since 1992, he has been the managing director and a partner in Peregrine Consultants, S.A., a Luxembourg management consulting firm. He has also been the sole principal of Peregrine Consultants, United Kingdom since 1998. From February 1996 through March 1998, he served as a Group Finance and Corporate Director of the House of Habib, a Pakistani industrial, manufacturing, and financial services group. In 1995, he served as Group Financial Advisor to the Southern Electric Group in the implementation of a power project in Pakistan. He is currently a Fellow of the Institute of Directors and the Institutes of Chartered Accountants in England, Canada, and Pakistan. He received a Bachelor of Science Honour degree from the London School of Economics and Political Science in 1965.

      George Wilfred Norman Wareham has been Treasurer, Chief Financial Officer, and Secretary of the Company since January 1998, and was a director of the Company from January 1998 through April 14, 1998. Since May, 1996, Mr. Wareham has been an owner and operator of Wareham Management Ltd., a management consulting and accounting services firm servicing a number of American and Canadian public companies, including the Company. From April 1995 to April 1996, he was employed on a contract basis as an accountant with Wanzel Sigmund & Overes, a public practice accounting firm. From April 1993 to February 1995, he was the President of Global Financial Corporation, an investment company located in the British West Indies. Mr. Wareham is the Secretary, a director, and a member of the audit and compensation committees of ZMAX Corporation; the Secretary and a director of Solar Energy Limited; a director and a member of the audit committee of Orko Gold Corporation; the Secretary and a director of Cybernet Internet Services International, Inc., the Treasurer and director of AquaPlan Inc., the Secretary and director of WattMonitor Inc., a director of Viper Resources Inc., British Brasses Inc. and Anthian Resources Inc. Mr. Wareham graduated from Carson Graham High School in Vancouver, Canada in 1971, and completed a certified general accountants course in 1976.

      Jurgen Ternieden has been a director of the Company since April 14, 1998, Chairman of the Board of OSAS since March 1998, and an officer and the head of the Pipes, Offshore, Special Products Department of Thyssen Stahlunion GmbH ("TSU") since 1991. From 1981 to 1990, he was a senior sales manager and head of the Pipes Department at TSU. Mr. Ternieden received his intermediate high school certificate from Realschule Muelheim in 1959.

      Hubert Besner has been a director of the Company since May 6, 1998. Since 1994, he has been a partner in the law firm of Besner Kreifels Weber, Munich, Germany. From 1992 to 1994, he was the head of the legal department of Schneider AG, a German real estate development company. He currently is the head of the Supervisory Boards of Cybernet Internet-Dienstleistungen AG and PIPECAD Integrierte Softwaresysteme AG, a director of Cybernet Internet Services International, Inc. and AquaPlan Inc., and a member of the Supervisory Boards of Schuller, Vianet Telekommunikations AG, Typhoon Networks AG, and IPO Beteiligungen. Dr. Besner received his First State Exam in Law from Ludwig-Maximilians-Universitat in 1986, and his doctorate magna cum laude from Ludwig-Maximilians-Universitat in 1988.

      No family relationship exists between any director or executive officer and any other director or executive officer.

      Compliance with Section 16(a) of the Securities Exchange Act of 1934

      The Company's executive officers, directors, and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are required under the Exchange Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to the Exchange Act, the Company believes that during the year ended December 31, 1998 all filing requirements applicable to the Reporting Persons were complied with, except that the Company's executive officers and directors, as well as BEG Berliner Effektenbeteiligungsgesellschaft AG, the owner of more than 10% of the Common Stock, were late in filing their initial reports on Form 3.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth information with respect to the compensation paid by the Company to the Company's Chief Executive Officer and to each executive officer of the Company (other than the Chief Executive Officer) who received salary and bonus payments in excess of $100,000 during the year ended December 31, 1998 (collectively, the "Named Executive Officers").

                                                      Annual Compensation                  Long Term Compensation
                                              ---------------------------------------------------------------------------------
                                                                                         Awards              Payouts
                                                                                         ------              -------
                                                                                 Restricted
                                                                     Other Annual   Stock    Options/    LTIP      All Other
                                     Fiscal     Salary       Bonus   Compensation  Award(s)    SARs     Payouts  Compensations
Name and Principal Position           Year        ($)         ($)        ($)        ($)        (#)        ($)         ($)
-------------------------------------------------------------------------------------------------------------------------------
Franz Eder, Chairman of the
Board and President                   1998       58,333        --         --         --         --         --         --

                                      1997           --        --         --         --         --         --         --

Employment Agreements

      On June 1, 1998, the Company entered into a two-year employment agreement with Franz Eder, the President and Chairman of the Board of the Company. Pursuant to such agreement, Mr. Eder shall devote at least 75% of his professional and business time to the Company and shall receive a salary of $100,000 per annum.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, certain information as of March 18, 1999, regarding beneficial ownership of the Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each Named Executive Officer of the Company; and (iv) all of the Company's executive officers and directors as a group.

                                            Number of Shares of Common      Percentage of Class
                                            Number of Shares of Common      Percentage of Class
Name of Beneficial Holder                     Stock Beneficially Owned       Beneficially Owned
-------------------------                     ------------------------       ------------------
Franz Eder                                                   7,600,000(1)                 22.5%
Iqbal Akram                                                          0                       0%
Jurgen Ternieden                                               332,499                        *
Hubert Besner                                                        0                       0%
BEG Berliner Effektenbeteiligungsgesellschaft AG (2)         3,950,000(3)(4)              11.7%
Kurfurstendamm 119
10711 Berlin, Germany

All officers and directors as a group (5 persons)            7,932,499                    23.5%

----------

(1) Such shares are being held by a trustee pursuant to the terms of a pooling trust agreement. Such shares may not be disposed of by Mr. Eder until they are released to him by the trustee. Mr. Eder shall receive ten percent of such shares on July 1, 1999, an additional thirty percent of such shares on July 1, 2000, an additional thirty percent of such shares on July 1, 2001, and the balance of such shares on July 1, 2002. The trustee shall seek instructions from Mr. Eder before taking any action as a stockholder with respect to any of the shares held in trust.

(2) A 40%-owned subsidiary of Berliner Freiverkehr (Aktien) AG ("BFAG"). BFAG also owns 40% of Berliner Effektenbank AG.

(3)   Does not include 800,000 shares of Common Stock owned by BFAG.

(4) In 1997, BEG Berliner Effektenbeteiligungsgesellschaft AG ("BEG"), BFAG, an officer/principal stockholder of BFAG, and various parties related to such officer/principal stockholder acquired an aggregate of 4,750,000 shares of Common Stock (800,000 of which were acquired by BEG) from a founder of the Company for an aggregate purchase price of $104,500. At the time of such acquisition, there was no public market for the Common Stock. The 3,150,000 shares of Common Stock held by such officer/principal stockholder and the various parties related to such officer/principal stockholder subsequently were sold to, and are now owned by, BEG. The 3,950,000 shares owned by BEG as well as the 800,000 shares of Common Stock owned by BFAG, are being held by a pooling trustee pursuant to the terms of a pooling trust agreement and will not be released until August 3, 2001. During such time, the trustee shall seek instructions from BEG and BFAG, respectively, before taking any action as a stockholder with respect to any of such shares.

*     Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On April 14, 1998, the Company issued 7,600,000 shares of Common Stock to Franz Eder, the President and the Chairman of the Board of the Company, in exchange for the 999,000 shares of MSOAS capital stock (constituting all of MSOAS's issued and outstanding capital stock) held by Mr. Eder. The stock certificate evidencing the shares of Common Stock that were issued to Mr. Eder is being held by a trustee pursuant to the terms of a pooling trust agreement. Such shares may not be disposed of by Mr. Eder until they are released to him by the trustee. Mr. Eder shall receive ten percent of such shares on July 1, 1999, an additional thirty percent of such shares on July 1, 2000, an additional thirty percent of such shares on July 1, 2001, and the balance of such shares on July 1, 2002. The trustee shall seek instructions from Mr. Eder before taking any action as a stockholder with respect any of the shares held in trust.

      In 1998, the Company acquired 3,291,738 shares of OSAS (approximately 68% of the outstanding OSAS capital stock) in exchange for 4,937,607 shares of Common Stock. In connection therewith, the 221,666 OSAS shares held by Jurgen Ternieden, a director of the Company, were exchanged for 332,499 shares of Common Stock.

      The Company entered into a loan agreement (the "Loan Agreement"), dated as of March 12, 1998 and amended as of August 27, 1998 and September 24, 1998, with ValorInvest Ltd, an investment bank based in Geneva, Switzerland ("ValorInvest"), pursuant to which ValorInvest agreed to lend an aggregate of up to $3,500,000 to the Company at such times as the Company shall request, provided that advances were to be made in increments of $250,000 and were not to exceed $500,000 in any single month. Pursuant to the Loan Agreement, the Company borrowed an aggregate of $3,500,000, which amount was evidenced by three non-negotiable promissory notes (the "Bridge Notes") bearing interest at the rate of 7.5% per annum. In February 1999, the Company repaid all monies due under the Bridge Notes, including interest, and the Loan Agreement was terminated.

      On March 1, 1999, the Company entered into a new loan agreement (the "New Loan Agreement") with ValorInvest pursuant to which ValorInvest agreed to lend an aggregate of up to $6,000,000 to the Company, provided that advances shall be made in increments of $250,000 and shall not exceed $1,000,000 in any single month unless agreed to by ValorInvest. In connection with the New Loan Agreement, the Company issued a non-negotiable promissory note to ValorInvest in the principal amount of $6,000,000. Any monies advanced under such note shall bear interest at the rate of 7.5% per annum and shall be due and payable upon the earlier of December 31, 1999 or the completion of an equity financing for gross proceeds of at least $10,000,000. As of March 22, 1999, $750,000 has been advanced under such note.

      During 1998, the Company leased its office space in the United States from Intercap Resource Management U.S., Inc. ("Intercap U.S."), a wholly-owned subsidiary of Intercap Resource Management Corp. ("Intercap"). Intercap is an oil and gas exploration, development, and production company traded on the Vancouver Stock Exchange. Jim Ford, the former President and a former director of the Company, was the President and a director of Intercap and Intercap U.S.; George Wilfred Norman Wareham, the Treasurer, Chief Financial Officer, and Secretary of the Company, was the Secretary, Treasurer, and a director of Intercap and the Treasurer, a Vice President, and a director of Intercap U.S.; and Shafiq Nazerali, a former consultant to the Company, is a former director of Intercap. A lease agreement, dated as of February 1, 1999, for the same office space has been entered into with the new owner of the building.

      In 1998, the Company had paid approximately $127,217 to Schuller for marketing research and other services rendered. In addition, MSOAS has entered into an agreement with Schuller with respect to waste management, onshore dismantling, and oil pollution prevention and cleanup. In 1998, no monies were paid to Schuller under such agreement. Franz Eder and Dr. Hubert Besner are shareholders and members of the Supervisory Board of Schuller.

      MSOAS has entered into an agreement with TSU with respect to the marketing of its proposed services. In 1998, approximately $65,126 had been paid to TSU under such agreement. Jurgen Ternieden, a director of the Company, is an officer and the head of the Pipes, Offshore, Special Products Department of TSU.

      In 1998, approximately $103,894 had been paid to the law firm of Besner Kreifels Weber for legal services rendered. Dr. Hubert Besner, a director of the Company, is a member of Besner Kreifels Weber.

      MSOAS has entered into an agreement with RC with respect to its engineering and operational activities. In 1998, approximately $592,821 had been paid to RC under such agreement. Sverre Hanssen, the Chairman of the Board of RC, is the Chairman of the Board of Directors of MSOAS. In addition, MSOAS leases office space in Sandnes, Norway pursuant to a lease agreement with RC Group ASA. The lease agreement provides for an average annual rent of NOK 1,032,350 (approximately $136,850), and expires in 2003. RC Group ASA is the sole shareholder of RC, and Sverre Hanssen is the President and the principal shareholder of RC Group ASA.

      In February, 1999, the Company raised $5,748,460 in gross proceeds from the sale of 1.15 million shares of Common Stock in an offshore transaction pursuant to Regulation S. Berliner Effektenbank AG, a German investment bank, received a fee of $0.575 million for serving as placement agent in connection with the transaction. Berliner Effektenbank AG is a 40%-owned subsidiary of Berliner Freiverkehr (Aktien) AG ("BFAG"). BFAG also owns 40% of BEG Berliner Effektenbeteiligungsgesellschaft AG, the holder of more than 5% of the Common Stock.

      The Company believes that the transactions set forth above were made on terms no less favorable to the Company then could have been obtained from unaffilated third parties.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

1.    Financial Statements (included in Part II, Item 8)

                                                                            Page
                                                                            ----
Financial Statements of Marine Shuttle Operations Inc.:
  Independent Auditor's Report..............................................  22
  Consolidated Balance Sheets as of December 31, 1997 and 1998..............  23
  Consolidated Statements of Loss and Comprehensive Loss for the period from
    May 23, 1997 through December 31, 1997, for the year ended December 31,
    1998 and cumulative from date of inception, May 23, 1997 to December 31,
    1998..................................................................... 24
  Consolidated Statements of Cash Flows for the period from May 23, 1997 through December 31, 1997, for the year ended December 31, 1998 and cumulative from date of inception, May 23, 1997 to December 31,
    1998..................................................................... 25
  Consolidated Statements of Shareholders' Equity for the year ended
    December 31, 1998 and from date of inception, May 23, 1997 to December
    31, 1997................................................................. 26
  Notes to Consolidated Financial Statements December 31, 1998 and 1997...... 27

Financial Statements of Marine Shuttle Operations AS:
  Independent Auditor's Report............................................... 42
  Balance Sheets as of December 31, 1997 and April 13, 1998
    (unaudited).............................................................. 43
  Statements of Loss for the period from December 10, 1997 (inception)
    through December 31, 1997, for the period from January 1, 1998 to April
    13, 1998 (unaudited) and cumulative from inception to April 13, 1998
    (unaudited).............................................................. 44
  Statements of Cash Flows for the period from December 10, 1997 (inception)
    through December 31, 1997, for the period from January 1, 1998 to April
    13, 1998 and cumulative from inception to April 13, 1998
    (unaudited).............................................................. 45
  Statements of Shareholders' Equity from January 1, 1998 to April 13, 1998 and for the period from December 10, 1997 (inception) through December
    31, 1997 (unaudited)..................................................... 46
  Notes to Financial Statements for the period from December 10, 1997
    (inception) to December 31, 1997 and for the period from January 1, 1998 to April 13, 1998........................................................ 47

Financial Statements of Offshore Shuttle AS:
  Independent Auditor's Report............................................... 52
  Balance Sheets as of December 31, 1996, 1997 and 1998...................... 53
  Statements of Loss and Comprehensive Loss for the period from November 29,
    1996 (inception) to December 31, 1996, the years ended December 31, 1997 and 1998 and cumulative from inception to December 31, 1998.............. 54
  Statements of Cash Flows for the period from November 29, 1996 (inception)
    to December 31, 1996, the years ended December 31, 1997 and 1998 and cumulative from inception to December 31, 1998........................... 55
  Statements of Shareholders' Equity for the years ended December 31, 1998 and 1997 and from date of inception, November 29, 1996 to December 31,
    1996..................................................................... 56
  Notes to Financial Statements December 31, 1998 and 1997................... 57

2. Consolidated Financial Statement Schedule and Report of Independent Auditor (included in part II, Item 8)*

      Schedule

      II Valuation and Qualifying Accounts and Reserves

3.    Exhibits included herein:

      See Exhibit index below for exhibits filed as part of this Form 10-K.

(b) Reports on Form 8-K. No reports on Form 8-K were filed in the last quarter of the period covered by this report.

---------

* Financial statement schedules other than those listed are omitted because they either are not applicable or not required, or because the information sought is included in the Consolidated Financial Statements or the Notes thereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MARINE SHUTTLE OPERATIONS INC.

                             /s/ Franz Eder
                             ---------------------------------------------------
Date: March 26, 1999         Franz Eder, Chairman of the Board and President

                             (principal executive officer)

                             /s/ G.W. Norman Wareham
                             ---------------------------------------------------
                             G.W. Norman Wareham, Chief Financial Officer

                             (principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                     Date


/s/ Franz Eder
-------------------------
Franz Eder                              Director               March 26, 1999


/s/ Iqbal Akram
-------------------------
Iqbal Akram                             Director               March 26, 1999


/s/ Jurgen Ternieden
-------------------------
Jurgen Ternieden                        Director               March 26, 1999


/s/ Hubert Besner
-------------------------
Hubert Besner                           Director               March 26, 1999

                       MARINE SHUTTLE OPERATIONS INC.
                              AND SUBSIDIARIES
                        (A development stage company)

Schedule II  Valuation and Qualifying Accounts
             Years ended December 31, 1998 and 1997

                                                       Balance           Additions             Write-off            Balance,
                                                     Beginning of          During                During              End of
                                                        Period             Period                Period              Period
                                                        ------             ------                ------              ------
Accumulated depreciation of capital assets
  Year ended December 31, 1998                                --         $  342,219                --              $  342,219
  Year ended December 31, 1997                                --                 --                --                      --

Accumulated amortization of goodwill
  Year ended December 31, 1998                                --         $1,539,985                --              $1,539,985
  Year ended December 31, 1997                                --                 --                --                      --

Deferred Income Tax Valuation Allowance
  Year ended December 31, 1998                        $   48,000         $1,655,282                --              $1,703,282
  Year ended December 31, 1997                                --         $   48,000                --              $   48,000

                              INDEX TO EXHIBITS

Exhibit #                          Document                                 Page
---------                          --------                                 ----

   2.1 Stock Purchase Agreement, dated February 19, 1998, between the Registrant and Franz Eder. Incorporated by reference to Exhibit
            2.1 to the Company's Registration on Form S-1, File No.
            333-58465.
   2.2 Agreement Regarding Exchange of Shares between the Registrant, SPAX Holding AS, et. al. Incorporated by reference to Exhibit
            2.2 to the Company's Registration on Form S-1, File No.
            333-58465.
   2.3 Form of Agreement Regarding Exchange of Shares between the Registrant and various stockholders of Offshore Shuttle AS (including schedule of omitted documents pursuant to Item 601(a) of Regulation S-K). Incorporated by reference to Exhibit 2.3 to the Company's Registration on Form S-1, File No. 333-58465.
   2.4 Stock Exchange Agreement, dated May 20, 1998, between the Registrant and G. Foss Beheer B.V. Incorporated by reference to
            Exhibit 2.5 to the Company's Registration on Form S-1, File No. 333-58465.
   2.5 Stock Exchange Agreement, dated May 20, 1998, between the Registrant and Per Bull Haugs0en. Incorporated by reference to
            Exhibit 2.6 to the Company's Registration on Form S-1, File No. 333-58465.
   3.1 Articles of Incorporation of the Registrant, as amended. Incorporated by reference to Exhibit 3.1 to the Company's Registration on Form S-1, File No. 333-58465.
   3.2 Amended and Restated By-laws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Company's Registration on Form S-1, File No. 333-58465.
   4.1      Form of Common Stock Certificate. Incorporated by reference to
            Exhibit 4.1 to the Company's Registration on Form S-1, File No. 333-58465.
   10.1 Head License Agreement between Marine Shuttle Operations AS and Offshore Shuttle AS dated March 31, 1998, amended as of September 1, 1998 and as of November 20, 1998. Incorporated by reference to Exhibit 10.1 to the Company's Registration on Form S-1, File No. 333-58465.
   10.2 Co-operation Agreement between Marine Shuttle Operations AS and Schuller Industrieentsorgung AG. Incorporated by reference to
            Exhibit 10.2 to the Company's Registration on Form S-1, File No. 333-58465.
   10.3 Personnel Services Contract between RC Consultants AS and Marine Shuttle Operations AS dated February 26, 1998. Incorporated by reference to Exhibit 10.3 the Company's Registration on Form S-1, File No. 333-58465.
   10.4 Accounting Services Contract between RC Consultants AS and Marine Shuttle Operations AS dated February 26, 1998. Incorporated by reference to Exhibit 10.4 to the Company's Registration on Form S-1, File No. 333-58465.
   10.5 Loan Agreement, dated as of March 1, 1999, between the Registrant and ValorInvest Ltd. (including promissory note dated March 1, 1999).
   10.6 Marketing Agreement between Marine Shuttle Operations AS and Thyssen Stahlunion GmbH, dated April 14, 1998. Incorporated by reference to Exhibit 10.6 to the Company's Registration on Form S-1, File No. 333-58465.
   10.7 The Registrant's 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.7 to the Company's Registration on Form S-1, File No. 333-58465.
   10.8 Employment Agreement, dated as of June 1, 1998, between the Registrant and Franz Eder. Incorporated by reference to Exhibit
            10.8 to the Company's Registration on Form S-1, File No.
            333-58465.
   10.9 Employment Agreement, dated as of April 14, 1998, between the Registrant and Iqbal Akram. Incorporated by reference to Exhibit
            10.9 to the Company's Registration on Form S-1, File No.
            333-58465.

   10.10 Agreement, dated as of April 14, 1998, between the Registrant, Wareham Management, Ltd., and George Wilfred Norman Wareham. Incorporated by reference to Exhibit 10.10 to the Company's Registration on Form S-1, File No. 333-58465.
   10.11 Lease, dated as of February 1, 1999, by and between the Registrant and 4410 Montrose Partnership.
   10.12 Loan Agreement, dated May 13, 1998, between the Registrant and Marine Shuttle Operations AS. Incorporated by reference to
            Exhibit 10.12 to the Company's Registration on Form S-1, File No. 333-58465.
   11.      Computation of Net Earnings (loss) per share
   21. List of the Registrant's Subsidiaries. Incorporated by reference to Exhibit 21 to the Company's Registration on Form S-1, File No. 333-58465.
   27.      Financial Data Schedule
   99.1 Statement of Approval from Det Norske Veritas AS regarding the technical feasibility of the Offshore Shuttle concept. Incorporated by reference to Exhibit 99.1 to the Company's Registration on Form S-1, File No. 333-58465.
   99.2 Engagement letter, dated October 26, 1998, between the Registrant and MFC Merchant Bank S.A. Incorporated by reference to Exhibit 99.2 to the Company's Registration on Form S-1, File No. 333-58465.