Form 10-Q
period 1999-03-31
MARINE SHUTTLE OPERATIONS INC
filed 1999-05-07
CIK 1064469

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                                     OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -----------

                         Commission File Number 0-29796


                         MARINE SHUTTLE OPERATIONS INC.
                         ------------------------------
             (Exact name of Registrant as Specified in Its Charter)

                 Nevada                                  91-1913992
----------------------------------------     -----------------------------------
     (State or Other Jurisdiction of           I.R.S. Employer Identification
     Incorporation or Organization)                         No.)

 4410 Montrose Boulevard, Houston, Texas                   77006
----------------------------------------     -----------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code (713) 529-7498
                                                   --------------



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES /X/      NO / /


     Number of outstanding shares of the issuer's common stock at May 7, 1999: 33,707,357

                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION...................................................................     3

ITEM 1.         FINANCIAL STATEMENTS....................................................................     3

CONSOLIDATED BALANCE SHEET .............................................................................     3

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS..................................................     4

CONSOLIDATED STATEMENTS OF CASH FLOW....................................................................     5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY.........................................................     6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS..........................................................     7

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS..............................................................................     9

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................    11

PART II.        OTHER INFORMATION.......................................................................    12

ITEM 2.         CHANGES OF SECURITIES AND USE OF PROCEEDS...............................................    12

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-k........................................................    12

SIGNATURES..............................................................................................    13

INDEX OF EXHIBITS.......................................................................................    14


                                     PART I.


                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                 MARINE SHUTTLE OPERATIONS INC. AND SUBSIDIARIES
                          (A development stage company)

                           CONSOLIDATED BALANCE SHEET
                                  (U.S.Dollars)

                                                                     MARCH 31,               DECEMBER 31,
                                                                       1999                      1998
                                                               ----------------------   -----------------------
                                                                    (unaudited)
ASSETS
CURRENT
Cash and cash equivalents                                         $  1,323,908              $    903,805
Restricted cash                                                        115,795                   128,535
Accounts receivable                                                       -                       16,254
Other current receivables                                              288,253                   173,577
                                                                  ------------              ------------
TOTAL CURRENT ASSETS
                                                                     1,727,956                 1,222,171


Pension fund                                                             8,017                     8,017
Property, plant and equipment, net                                   3,487,648                 2,067,287
Goodwill, net                                                       30,535,213                31,389,355
Patents and agreements, net                                          3,137,676                 3,249,396
                                                                  ------------              ------------
TOTAL ASSETS                                                      $ 38,896,510              $ 37,936,227
                                                                  ------------              ------------
                                                                  ------------              ------------

LIABILITIES AND SHAREHOLDERS` EQUITY
CURRENT LIABILITY
Accounts payable                                                   $   609,670              $    963,909
Notes payable                                                        1,000,000                 3,605,390
Other current liabilities                                              883,316                   241,253
                                                                  ------------              ------------
TOTAL CURRENT LIABILITIES                                            2,492,986                 4,810,552

NON-CONTROLLING INTEREST                                               496,849                   555,417
Contingency (Note 3)
SHAREHOLDERS' EQUITY
Authorized 75,000,000 common shares with a par value
of $0.001. Issued and outstanding 33,707,357 common shares
with a par value of $0.001 at March 31, 1999
and 32,557,607 common shares at December 31, 1998                       33,708                    32,558
Other paid in capital                                               43,251,913                37,734,263
Deficit accumulated during the development stage                    (7,336,305)               (5,207,080)
Accumulated other comprehensive income (loss)                          (42,641)                   10,517
                                                                  ------------              ------------
TOTAL SHAREHOLDERS' EQUITY                                          35,906,675                32,570,258

TOTAL LIABILITIES AND SHAREHOLDERS` EQUITY                        $ 37,936,227              $ 38,896,510
                                                                  ------------              ------------
                                                                  ------------              ------------


See accompanying notes to consolidated financial statements

                 MARINE SHUTTLE OPERATIONS INC. AND SUBSIDIARIES
                          (A development stage company)

             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                  (U.S.Dollars)
                                   (unaudited)


                                             CUMULATIVE TO                THREE MONTH'S ENDED
                                             MARCH 31, 1999                      MARCH 31,
                                         FROM DATE OF INCEPTION     --------------------------------
                                              MAY 23, 1997               1999             1998
                                         ----------------------     --------------   ---------------


OPERATING REVENUES                         $     16,376              $          -       $          -
                                           ------------              ------------       ------------

EXPENSES

Personnel costs                                 636,124                  410,630              30,000
Legal and advisory services                     838,885                   85,995              28,346
Cost of cancelled financing                     606,721                        -                   -
Financial services                              534,076                   94,838              12,350
General and administrative expenses             715,819                  260,570              24,521
Marketing expenses                              757,135                  104,646                   -
Technical Development                           196,589                  196,589
Depreciation and amortization                    34,953                   24,486                   -
Depreciation goodwill and intangibles         2,881,328                  999,124                   -
Write down on investment                         90,000                        -              90,000
Interest expense                                110,520                   17,252                   -
Currency exchange loss                           45,371                   15,386                   -
                                           ------------             ------------        ------------

TOTAL OPERATING EXPENSES                   $  7,447,521             $  2,209,516        $    185,217
                                           ------------             ------------        ------------

Less: interest income                           (36,272)                 (21,722)                  -

NET LOSS BEFORE NON-CONTROLLING INTEREST   $ (7,394,873)            $ (2,187,793)       $   (185,217)
                                           ------------             ------------        ------------

NON-CONTROLLING INTEREST                        (58,568)                 (58,568)                  -
                                           ------------             ------------        ------------

NET LOSS                                   $ (7,336,305)            $ (2,129,225)       $   (185,217)
                                           ------------             ------------        ------------
                                           ------------             ------------        ------------
Other comprehensive loss:
Cummulative foreign exchange adjustment         (42,641)                 (53,158)                  -
                                           ------------             ------------        ------------

COMPREHENSIVE LOSS                         $ (7,378,945)            $ (2,182,383)
                                           ------------             ------------

Basic and diluted loss per share                                    $      (0.06)       $      (0.01)
                                                                    ------------        ------------
                                                                    ------------        ------------

Weighted average shares outstanding                                   33,403,274          20,020,000
                                                                    ------------        ------------
                                                                    ------------        ------------


          See accompanying notes to consolidated financial statements.

                 MARINE SHUTTLE OPERATIONS INC. AND SUBSIDIARIES
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (U.S.Dollars)
                                   (unaudited)


                                                                  CUMULATIVE TO
                                                                  MARCH 31, 1999            THREE MONTH'S ENDED
                                                                   FROM DATE OF                  MARCH 31
                                                                    INCEPTION          ------------------------------
                                                                  MAY 23, 1997             1999              1998
                                                                 --------------        ------------      ------------

OPERATING ACTIVITIES

Net Loss for the period                                           $ (7,336,305)        $ (2,129,225)     $   (185,217)
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization                                        2,916,281            1,023,610                 -
Non-controlling interest                                               (58,568)             (58,568)
Writedown of investments
                                                                        90,000                    -            90,000
Unrealized loss on foreign currency                                     74,202               42,110
Accrued interest expenses, net                                                              (93,269)
Changes in non-cash working capital:                                         -
Accounts receivable                                                          -               16,254                 -
Other current receivables and restricted cash                         (188,867)            (101,936)         (251,799)
Accounts payable                                                       609,670             (354,239)           57,088
Other current liabilities                                              354,573              587,830                 -
Due to related party                                                         -                    -            (3,854)
                                                                  ------------         ------------      ------------
NET CASH FLOW USED ON OPERATING ACTIVITIES                        $ (3,539,014)        $ (1,067,433)     $   (293,782)
                                                                  ------------         ------------      ------------
INVESTING ACTIVITIES
Investments                                                           (100,000)                   -          (100,000)
Capital expenditures                                                (2,193,785)          (1,478,110)               -
Proceeds on sale of investment                                          10,000                    -                -
Advance to Marine Shuttle Operations AS                               (249,986)                   -                -
Acquisition of Marine Shuttle Operations AS                            416,635                    -                -
Advance to Offshore shuttle AS                                        (100,000)                   -                -
Acquisition of Offshore Shuttle AS                                     482,476                    -                -
                                                                  ------------         ------------      ------------
NET CASH FLOW USED ON INVESTING ACTIVITIES                       $  (1,734,660)        $ (1,478,110)     $   (100,000)
                                                                  ------------         ------------      ------------
FINANCING ACTIVITIES
Issuance of capital stock                                            5,918,750            5,748,750                -
Share issue cost                                                      (245,950)            (229,950)               -
Notes payable, net                                                   1,000,000           (2,500,000)         401,830
                                                                  ------------         ------------      ------------
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                   $   6,672,800         $  3,018,800      $   401,830
                                                                  ------------         ------------      ------------
Effect of exchange rate change in cash and cash
equivalents                                                            (75,218)             (53,154)               -
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                      $   1,323,908         $    420,103      $     8,048
                                                                  ------------         ------------      ------------
Cash and cash equivalents at beginning of period                             -              903,805            9,015
                                                                  ------------         ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   1,323,908         $  1,323,908      $    17,063
                                                                  ------------         ------------      ------------
                                                                  ------------         ------------      ------------


          See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (U.S.Dollars)
                                   (unaudited)



                                                                             Cumulative         Deficit
                                     Common shares                              Other          Accumulated          Total
                              ----------------------------     Paid-in      Comprehensive       During the        Shareholders'
                                  Shares          Amount       Capital       Income (Loss)   Development stage     Equity
-------------------------------------------------------------------------------------------------------------------------------
Issued on incorporation         10,000,000     $    10,000   $               $                 $                  $     10,000

Private placement               10,020,000          10,020        133,980                                              144,000

Net loss                                                                                            (164,931)         (164,931)
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997    20,020,000     $    20,020   $    133,980    $          -      $    (164,931)     $    (10,931)
-------------------------------------------------------------------------------------------------------------------------------

Issued on acquisition
of MSO AS                        7,600,000           7,600     22,792,400                                           22,800,000

Issued on acquisition
OSAS                             4,937,607           4,938     14,807,883                                           14,812,821

Accumulated other comprehensive
income (loss)                                                                      10,517                               10,517

Net loss                                                                                          (5,042,149)       (5,042,149)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998    32,557,607     $    32,558   $ 37,734,263    $     10,517      $  (5,207,080)     $ 32,570,258
-------------------------------------------------------------------------------------------------------------------------------

Private placement                1,149,750           1,150      5,517,650                                            5,518,800

Accumulated other comprehensive
income (loss)                                                                     (53,158)                             (53,158)

Net loss                                                                                          (2,129,225)       (2,129,225)
-------------------------------------------------------------------------------------------------------------------------------
Balance at March  31, 1999      33,707,357     $    33,708   $ 43,251,913    $    (42,641)     $  35,906,675      $ (7,336,305)
-------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                 MARINE SHUTTLE OPERATIONS INC. AND SUBSIDIARIES
                          (A development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

         The financial statements for the first quarter of 1999 is not comparable with the same period in the prior year since the Company's main operations are conducted through its subsidiaries which were acquired after the first quarter of 1998.

2.       NATURE OF OPERATIONS

         Marine Shuttle Operations Inc., through its wholly-owned Norwegian subsidiary, Marine Shuttle Operations AS ("MSOAS") and 68% owned Offshore Shuttle AS ("OSAS"), is seeking to become a leading player in the market for decommissioning, installing and transporting of offshore oil and gas structures. The Company, being in the development stage, has not generated any revenues from operations and does not expect to generate any significant revenues from operations until the year 2001, at the earliest. There can be no assurance, however, that the Company will ever achieve commercially significant sales. To date, the Company has not entered into any contracts for the use of its proposed services, and no assurance can be given that any such contracts will materialize.

          In 1998, the Company acquired approximately 68% of the outstanding OSAS capital stock and entered into two agreements to acquire an additional 686,668 shares of OSAS (approximately 14.5% of the outstanding OSAS capital stock) in exchange for 1,030,002 shares of Common Stock (the "Additional OSAS Exchanges"). The Company anticipates that the Additional OSAS Exchanges will close in the near future, although there can be no assurance in that regard.

3.       CONTINUING OPERATIONS

                  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at March 31, 1999 has accumulated losses from operations amounting to $7,336,305 and a working capital deficit of $765,030. The ability of the Company to continue as a going concern is dependent on the ability of the Company to obtain financing.

                 MARINE SHUTTLE OPERATIONS INC. AND SUBSIDIARIES
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
4.       EXTERNAL FINANCING

         During the period ending March 31, 1999, the Company raised $5,748,460 in gross proceeds from the sale of approximately 1.15 million shares of Common Stock in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. Berliner Effektenbank AG, a German investment bank, received a fee of $229,950, renegotiated from $575,000, for serving as placement agent in connection with the transaction. The proceeds have been used to pay off bridge notes and to fund operating expenses.

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

         On March 1, 1999, the Company entered into a new loan agreement (the "New Loan Agreement") with ValorInvest pursuant to which ValorInvest agreed to lend an aggregate of up to $6,000,000 to the Company at such times as the Company shall request, provided that advances shall be made in increments of $250,000 and shall not exceed $1,000,000 in any single month unless agreed to by ValorInvest. In connection with the New Loan Agreement, the Company issued a non-negotiable promissory note to ValorInvest in the principal amount of $6,000,000. Any monies advanced under such note shall bear interest at the rate of 7.5% per annum and shall be due and payable upon the earlier of December 31, 1999 or the completion of an equity financing for gross proceeds of at least $10,000,000. As of March 31, 1999, $1,000,000 had been advanced under such note.

5.       INCOME TAX

         The Company has not provided for an income tax liability due to the availability of operating loss carry-forwards. The Company has net operating losses which may give rise to future tax benefits of approximately $2,026,953 and $1,703,282 of March 31, 1999 and December 31, 1998, respectively. To the extent not used, net operating loss carry-forwards expire in varying amounts beginning in the year 2007. Based on available evidence, including the Company's history of operating losses, the uncertainty of future profitability and the impact of tax laws which may limit the Company's ability to utilize such loss carry-forwards, management has recorded a valuation allowance against the realization of the deferred tax assets.

6.       RECENT PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which standardizes the accounting for derivative instruments. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The impact on the Company's financial statements has not been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

           The following discussion and analysis of the financial condition and result of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

           The information set forth below includes certain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as result of various known and unknown factors including, without limitation, future economic, competitive, regulatory and market conditions, future business decisions, the receipt of financing, construction delays, demand for the Company's services and those factors discussed below under Management's Discussion and Analysis of Financial Condition and Results of Operations. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Readers are cautioned not to put undue reliance on forward looking statements. The Company undertakes no obligation to revise any of these forward-looking statements.

RESULTS OF OPERATIONS

         The Company is in the development stage and has only generated revenues to date from study work. From May 23, 1997 (inception) through March 31, 1999, the Company incurred net losses of $7,336,305, most of which were attributable to amortization of goodwill and other intangibles ($2,881,328), cost of cancelled financing ($606,721), marketing ($757,135), legal, finance and other advisory services ($1,372,961) and personnel and general and administrative expenses ($1,351,943).

         For the period ended March 31, 1999 the Company recorded a net loss of $2,129,225 compared to $185,217 for the same period in the prior year. The increase in loss is primarily attributable to the acquisition of the Company's subsidiaries, accounted for using the purchase method, after the end of the first quarter of 1998. The losses for the period ended March 31, 1998 includes only costs incurred by Marine Shuttle Operations Inc. and were mainly attributable to a write-down of investment ($90,000), management fees ($30,000), legal and other advisory fees, and general and administrative expenses ($65,217). The losses for the period ended March 31, 1999 include $999,124 attributable to the amortization of goodwill arising from the acquisition of MSOAS and OSAS as well as other intangibles. The remainder of the losses were mainly attributable to legal, financial and other advisory fees ($180,833), general and administrative expenses ($260,570), marketing ($104,646), technical development ($196,589) and personnel expenses ($410,630). Management anticipates that the Company will continue to incur losses at least through the year 2001 and there can be no assurance that the Company will not continue to incur losses thereafter.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the Company had cash of approximately $1,323,908, an accumulated deficit of $7,336,305, stockholders' equity of $35,906,675, and a working capital deficit of $765,030.

         Net cash flow from operating activities was $(1,067,434) for the three month period ended March 31, 1999 after accounting for an increase of $54,640 in working capital. Working capital needed before cash is generated from operations is expected to be funded by cash from the issuance of capital stock and/or external loans.

         For the three month period ended March 31, 1999 the Company has used $1,478,110 on capital assets. The main part of this, $1,349,403, is the capitalized costs for the Offshore Shuttle construction in progress.

         Net cash from financing activities was $3,018,800 primarily due to cash received from the issuance of capital stocks offset by the repayment of certain loans.

       Pursuant to a Loan Agreement entered into with ValorInvest in 1998, the Company borrowed an aggregate of $3,500,000 during the fiscal year 1998 which amount was evidenced by three non-negotiable promissory notes (the "Bridge Notes") bearing interest at the rate of 7.5% per annum. In February 1999, the Company repaid all monies due under the Bridge Notes, including interest, and the Loan Agreement was terminated.

         On March 1, 1999, the Company entered into a loan agreement (the "Loan Agreement") with ValorInvest Ltd. ("ValorInvest") pursuant to which ValorInvest agreed to lend an aggregate of up to $6,000,000 to the Company, provided that advances shall be made in increments of $250,000 and shall not exceed $1,000,000 in any single month unless agreed to by ValorInvest. In connection with the Loan Agreement, the Company issued a non-negotiable promissory note to ValorInvest in the principal amount of $6,000,000. Any monies advanced under such note shall bear interest at the rate of 7.5% per annum and shall be due and payable upon the earlier of December 31, 1999 or the completion of an equity financing for gross proceeds of at least $10,000,000. As of March 31, 1999, $1,000,000 had been advanced under such note.

         The Company has insufficient capital to finance its proposed operating activities. In February, 1999, the Company raised $5,748,750 in gross proceeds from the sale of approximately 1.15 million shares of Common Stock in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. Berliner Effektenbank AG, a German investment bank, received a fee of $229,950 (renegotiated from $575,000) for serving as placement agent in connection with the transaction. Additional capital, however, is needed to finance the Company's proposed operating activities. To address this concern, the Company intends to raise up to an additional $10 million through a private placement of Common Stock through Berliner Effektenbank AG. The Company has also entered into an engagement letter with MFC Merchant Bank S.A. ("MFC") pursuant to which MFC shall act, on a best-efforts basis, as agent for the Company in raising up to DM 215,000,000 (approximately $126,000,000) (the "MFC Financing"). As consideration for its services, MFC shall receive a success fee equal to five percent of the money raised plus DM 100,000 (approximately $60,000) per month until the completion or termination of the MFC Financing. In addition, all of MFC's out-of-pocket expenses shall be reimbursed, and if the Company raises the necessary funds through another source, MFC shall receive a break-up fee equal to the greater of $1,200,000 or 350,000 shares of Common Stock. Although the structure of the MFC Financing has yet to be determined, the Company anticipates that it will be principally through the issuance of government and/or corporate guaranteed debt.

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

YEAR 2000 ISSUE

         Many computer systems record years in a two-digit format. Such systems, if not modified, will be unable to recognize and properly process information with dates beyond the year 1999. The potential problems arising out of this inability commonly are referred to as the "Year 2000 Issue." The Company's current operations utilize computer hardware and software acquired during 1997 and 1998 which manufacturers have warranted to be year 2000 compliant.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company anticipates its primary market risks, if any, will be related to fluctuations in interest rates and exchange rates. Interest rate risk may arise if the Company is successful in obtaining debt financing to finance the building of the first Offshore Shuttle. In such an event, the Company will assess the extent of its interest rate risk and may enter into hedging transactions to reduce its exposure and to ensure its ability to service its debt. Exchange rate risk may arise if the Company is required to use different currencies for various aspects of its operations. Although the principal currency used in the offshore decommissioning industry is the U.S. dollar, the local expenses of the Company's subsidiaries (e.g., rent, telephone, payroll, etc.) are likely to be paid in Norwegian Kroner, and it is possible that the contract for construction of the first Offshore Shuttle will be denominated in a currency other than the U.S. dollar or the Norwegian Kroner. Based on the Company's overall exchange rate risk as at March 31, 1999, the Company believes that a ten percent change in exchange rates would not have a material adverse effect on its financial position, results of operations, or cash flows. The Company intends to monitor its exchange rate risk and take necessary actions to reduce its exposure. The Company does not intend to purchase and/or sell derivative financial instruments for speculative purposes.

                                     PART II


                                OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period covered by this report, the Company raised $5,748,460 in gross proceeds from the sale of approximately 1.15 million shares of Common Stock in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. Berliner Effektenbank AG, a German investment bank, received a fee of $229,950 (renegotiated from $575,000) for serving as placement agent in connection with the transaction. The proceeds have been used to pay off bridge notes and to fund operating expenses.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                The following exhibits are filed herewith:

                11 - Computation of Net Loss Per Share
                27 - Financial Data Schedule

         (b)    Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         MARINE SHUTTLE OPERATIONS INC.



                              /s/ Franz Eder
                              -----------------------------
Date:  May 7, 1999            Franz Eder, Chairman of the Board and President
                              (principal executive officer)



                              /s/ G.W. Norman Wareham
                              -----------------------------
                              G.W. Norman Wareham, Chief Financial Officer
                              (principal financial and accounting officer)

                                INDEX TO EXHIBITS


EXHIBIT #                           DOCUMENT                                                PAGE
---------                           --------                                                ----
   11.      Computation of Net Earnings (loss) per share                                      15

   27.      Financial Data Schedule                                                           16
