Form 10-Q
period 1999-06-30
MARINE SHUTTLE OPERATIONS INC
filed 1999-08-16
CIK 1064469

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  June 30, 1999

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ____________________


                         Commission File Number 0-29796


                         MARINE SHUTTLE OPERATIONS INC.
                         ------------------------------
             (Exact name of Registrant as Specified in Its Charter)


                   Nevada                                   91-1913992
----------------------------------------------      ----------------------------
       (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)


   4410 Montrose Boulevard, Houston, Texas                   77006
----------------------------------------------      ----------------------------
  (Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code  (713) 529-7498
                                                   ---------------


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /


         Number of outstanding shares of the issuer's common stock at August 11, 1999: 33,707,357

                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION...........................................    3

ITEM 1.  FINANCIAL STATEMENTS............................................    3

CONSOLIDATED BALANCE SHEET ..............................................    3

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS...................    4

CONSOLIDATED STATEMENTS OF CASH FLOW.....................................    5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY..........................    6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS...........................    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............................   10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......   13

PART II. OTHER INFORMATION...............................................   13

ITEM 1.  LEGAL PROCEEDINGS...............................................   13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................   13

SIGNATURES...............................................................   14

INDEX OF EXHIBITS........................................................   15

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 MARINE SHUTTLE OPERATIONS INC. AND SUBSIDIARIES
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET
                                  (U.S.Dollars)

                                                             JUNE 30,         DECEMBER 31,
                                                               1999               1998
                                                           ------------       ------------
ASSETS                                                                 (unaudited)
CURRENT
 Cash and cash equivalents                                 $    181,617       $    903,805
 Restricted cash                                                 94,496            128,535
 Accounts receivables                                            32,158             16,254
 Other current receivables                                      316,030            173,577
                                                           ------------       ------------
 TOTAL CURRENT ASSETS                                           624,301          1,222,171

 Pension fund                                                     7,765              8,017
 Property, plant and equipment, net                           4,655,847          2,067,287
 Debt issue cost                                                583,726               --
 Goodwill, net                                               29,742,889         31,389,355
 Patents and agreements, net                                  2,993,466          3,249,396
                                                           ------------       ------------

 TOTAL ASSETS                                              $ 38,607,994       $ 37,936,227
                                                           ============       ============

 LIABILITIES AND SHAREHOLDERS` EQUITY
 CURRENT LIABILITY
 Accounts payable                                          $  1,145,797       $    963,908
 Notes payable                                                2,500,000          3,605,390
 Other current liabilities                                      542,288            241,253
                                                           ------------       ------------
 TOTAL CURRENT LIABILITIES                                    4,188,085          4,810,551

 MINORITY INTEREST                                              408,121            555,417
  Contingency (Note 3)
 SHAREHOLDERS' EQUITY
 Authorized 75,000,000 common shares with a par value
 of $0.001. Issued and outstanding 33,707,357 common
 shares at June 30, 1999 and 32,557,607 common shares
 at December 31, 1998                                            33,708             32,558
 Other paid in capital                                       43,251,913         37,734,263
 Deficit accumulated during the development stage            (9,289,763)        (5,207,079)
 Accumulated other comprehensive income                          15,930             10,517
                                                           ------------       ------------
 TOTAL SHAREHOLDERS' EQUITY                                  34,011,788         32,570,259

 TOTAL LIABILITIES AND SHAREHOLDERS`
 EQUITY                                                    $ 38,607,994       $ 37,936,227
                                                           ============       ============

          See accompanying notes to consolidated financial statements

                 MARINE SHUTTLE OPERATIONS INC. AND SUBSIDIARIES
                          (A development stage company)
             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                  (U.S.Dollars)
                                   (unaudited)

                                        CUMULATIVE TO
                                        JUNE 30, 1999           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                         FROM DATE OF                JUNE 30,                            JUNE 30,
                                          INCEPTION         ---------------------------       -----------------------------
                                        MAY 23, 1997           1999             1998             1999               1998
                                          -----------       -----------       ---------       -----------       -----------
OPERATING REVENUES                        $    40,108       $    23,732       $      --       $    23,732       $        --
                                          -----------       -----------       ---------       -----------       -----------

EXPENSES

 Personnel costs                              966,876           330,753          17,451           741,383            47,451
 Legal and advisory services                  936,551            97,666         196,296           183,661           224,642
 Cost of cancelled financing                  606,721                --              --                --                --
 Financial services                           555,491            21,416          49,401           116,253            61,751
 General and administrative expenses        1,157,887           442,069         189,098           702,638           213,619
 Marketing expenses                           827,284            70,149              --           174,794                --
 Technical Development                        269,054            72,465              --           269,054                --
 Depreciation and amortization                 59,882            24,929              --            49,415                --
 Depreciation GW and intangibles            3,818,635           937,306         418,268         1,936,431           418,268
 Write down on investment                      90,000                --              --                --            90,000
 Interest expense                             104,546            (5,974)         15,781            11,278            15,781
 Currency exchange loss (gain)                134,721            89,350          (6,659)          104,736            (6,659)
                                          -----------       -----------       ---------       -----------       -----------

 TOTAL OPERATING EXPENSES                 $ 9,527,648       $ 2,080,129       $ 879,636       $ 4,289,643       $ 1,064,853
                                          -----------       -----------       ---------       -----------       -----------

 Less: interest income                        (50,481)          (14,210)         (7,207)          (35,932)           (7,207)

 NET LOSS BEFORE MINORITY INTEREST        $(9,437,059)      $(2,042,186)      $(872,429)      $(4,229,980)      $(1,057,646)
                                          -----------       -----------       ---------       -----------       -----------

 MINORITY INTEREST                           (147,296)          (88,728)             --          (147,296)               --
                                          -----------       -----------       ---------       -----------       -----------

 NET LOSS                                 $(9,289,763)      $(1,953,458)      $(872,429)      $(4,082,684)      $(1,057,646)
                                          ===========       ===========       =========       ===========       ===========

 Other comprehensive loss:
 Cummulative foreign exchange
 Adjustment                                    15,930            58,571         (39,802)            5,413           (39,802)
                                          -----------       -----------       ---------       -----------       -----------

 COMPREHENSIVE LOSS                       $(9,273,833)      $(1,894,887)      $(912,231)      $(4,077,271)      $(1,097,448)
                                          -----------       -----------       ---------       -----------       -----------

 Basic and diluted loss per share                           $     (0.06)      $   (0.03)      $     (0.12)      $     (0.04)

 Weighted average shares outstanding                         33,707,357      27,620,000        33,555,315        23,820,000
                                                            -----------      ----------       -----------       -----------


          See accompanying notes to consolidated financial statements.

                 MARINE SHUTTLE OPERATIONS INC. AND SUBSIDIARIES
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (U.S.Dollars)
                                   (unaudited)

                                                    CUMULATIVE TO
                                                    JUNE 30, 1999            SIX MONTHS ENDED
                                                     FROM DATE OF                 JUNE 30,
                                                      INCEPTION         -----------------------------
                                                     MAY 23, 1997          1999              1998
                                                     ------------       -----------       -----------
OPERATING ACTIVITIES
Net Loss for the period                               $(9,289,764)      $(4,082,684)      $(1,057,646)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                           3,878,517         1,985,846           418,268
Minority interest                                        (147,296)         (147,296)               --
Writedown of investments                                   90,000                --            90,000
Unrealized loss on foreign currency                       168,697           136,605                --
Accrued interest expenses, net                            108,194            14,926            15,781
Changes in working capital components:
Accounts receivable                                       (32,158)          (15,904)               --
Other current receivables and restricted cash            (195,346)         (108,415)               --
Accounts payable                                        1,145,798           181,889           173,271
Other current liabilities                                 (83,752)          149,505                --
Due to related party                                           --                --            (3,854)
                                                      -----------       -----------       -----------
NET CASH FLOW USED ON OPERATING ACTIVITIES            $(4,357,109)      $(1,885,529)      $  (364,180)
                                                      -----------       -----------       -----------

INVESTING ACTIVITIES
Investments                                              (100,000)               --          (100,000)
Capital expenditures                                   (3,390,008)       (2,674,333)         (221,103)
Proceeds on sale of investment                             10,000                --            10,000
Advance to Marine Shuttle Operations AS                  (249,986)               --          (249,986)
Acquisition of Marine Shuttle Operations AS               416,635                --           416,635
Advance to Offshore Shuttle AS                           (100,000)               --                --
Acquisition of Offshore Shuttle AS                        482,476                --                --
                                                      -----------       -----------       -----------
NET CASH FLOW USED ON INVESTING ACTIVITIES            $(2,930,883)      $(2,674,333)      $  (144,454)
                                                      -----------       -----------       -----------

FINANCING ACTIVITIES
Issuance of capital stock                               5,918,750         5,748,750                --
Share issue cost                                         (245,950)         (229,950)         (299,936)
Debt issue cost                                          (583,726)         (583,726)               --
Note payable                                            2,500,000        (1,000,000)        1,250,000
                                                      -----------       -----------       -----------
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES        $ 7,589,074       $ 3,935,074       $   950,064
                                                      -----------       -----------       -----------

Effect of exchange rate change in cash and
cash equivalents                                         (119,465)          (97,400)          (39,802)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIV        $   181,617       $  (722,188)      $   401,628
                                                      -----------       -----------       -----------
Cash and cash equivalents at beginning of period               --           903,805             9,015
                                                      -----------       -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   181,617       $   181,617       $   410,643
                                                      -----------       -----------       -----------

          See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (U.S.Dollars)
                                   (unaudited)

                                                                                                  Deficit
                                                                               Cumulative       Accumulated
                                      Common shares             Other            Other          During the         Total
                               -----------------------------   Paid-in       Comprehensive      Development    Shareholders'
                                  Shares          Amount       Capital           Income            Stage           Equity
------------------------------------------------------------------------------------------------------------------------------
Issued on incorporation        10,000,000        $10,000      $              $                  $              $     10,000

Private placement              10,020,000         10,020          133,980                                           144,000

Net loss                                                                                             (164,931)     (164,931)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997   20,020,000         20,020          133,980                 -          (164,931)      (10,931)

Issued on acquisition
of MSO AS                       7,600,000          7,600       22,792,400                                        22,800,000

Issued on acquisition OSAS      4,937,607          4,938       14,807,883                                        14,812,821

Other comprehensive income -
foreign currency adjustments                                                         10,517                          10,517

Net loss                                                                                           (5,042,148)   (5,042,148)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998   32,557,607        $32,558      $37,734,263    $       10,517     $  (5,207,079)  $32,570,259
------------------------------------------------------------------------------------------------------------------------------

Private placement               1,149,750          1,150        5,517,650                                         5,518,800

Other comprehensive income -
foreign currency Adjustments                                                          5,413                           5,413

Net loss                                                                                           (4,082,684)   (4,082,684)
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999      33,707,357         $33,708      $43,251,913    $       15,930     $  (9,289,763)  $34,011,788
------------------------------------------------------------------------------------------------------------------------------



          See accompanying notes to consolidated financial statements.

                 MARINE SHUTTLE OPERATIONS INC. AND SUBSIDIARIES
                          (A development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

         The financial statements for the second quarter of 1999 and the six month period ending June 30, 1999 are not comparable with the same periods in the prior year since the Company's main operations are conducted through its subsidiaries which were acquired in 1998. The subsidiaries, Marine Shuttle Operations AS (100% owned) and Offshore Shuttle AS (68% owned) were consolidated with effect from April 14, 1998 and December 31, 1998, respectively.


2.       NATURE OF OPERATIONS

         Marine Shuttle Operations Inc. (the "Company"), through its wholly-owned Norwegian subsidiary, Marine Shuttle Operations AS ("MSOAS") and 68% owned Norwegian subsidiary, Offshore Shuttle AS ("OSAS"), is seeking to become a leading player in the market for decommissioning, installing and transporting of offshore oil and gas structures. The Company, being in the development stage, has not generated any revenues from operations and does not expect to generate any significant revenues from operations until the year 2002, at the earliest. There can be no assurance, however, that the Company will ever achieve commercially significant sales. To date, the Company has not entered into any contracts for the use of its proposed services, and no assurance can be given that any such contracts will materialize.

          In 1998, the Company acquired approximately 68% of the outstanding OSAS capital stock, and entered into two agreements to acquire an additional 686,668 shares of OSAS (approximately 14.5% of the outstanding OSAS capital stock) in exchange for 1,030,002 shares of common stock (the "Additional OSAS Exchanges"). The Company anticipates that the Additional OSAS Exchanges will close in the near future, although there can be no assurance in that regard.

         To benefit from a more rational and cost efficient use of the resources in MSOAS and OSAS, the Board of Directors of the two companies proposed to merge the two companies. The proposed merger plan was approved by the shareholders of both companies on May 30, 1999. The merger is expected to be effective in September 1999.

                 MARINE SHUTTLE OPERATIONS INC. AND SUBSIDIARIES
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


2.       NATURE OF OPERATIONS (continued)

         The shareholders of OSAS will receive 1.5 new shares in MSOAS for each of their OSAS shares. After the exchange of shares, the Company will own 81% of the merged company (prior to the Additional OSAS Exchange). After the Additional OSAS Exchange, the Company will own 89.54% of the merged company.

         Upon completion of the merger process, MSOAS will be the holder of all licensing and marketing rights to the Offshore Shuttle. Additionally, the bilateral rights and obligations of MSOAS and OSAS under the License Agreement will be extinguished. Pending the merger, all bilateral rights and obligations have been suspended. To exemplify, but not to limit the generality of this suspension, the obligations of MSOAS to place an order for the first Offshore Shuttle no later than June 1, 1999 and also the obligation of MSOAS to pay an exclusivity fee of $2,000,000, by June 1, 1999, have been suspended.


3.       CONTINUING OPERATIONS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at June 30, 1999 has accumulated losses from operations amounting to $9,289,763 and a working capital deficit of $3,563,784.

         The ability of the Company to continue as a going concern is dependent on the ability of the Company to obtain financing. To address this concern, the Company intends to raise up to $20 million through a private placement of Common Stock through Berliner Effektenbank AG, a German investment bank. In addition, the Company has entered into an engagement letter with MFC Merchant Bank S.A. pursuant to which MFC shall act, on a best-efforts basis, as an agent for the Company in raising up to DM 215,000,000 (approximately $126,000,000). There can be no assurance that the private placement or the MFC financing will be consummated on reasonable terms or at all.

4.       EXTERNAL FINANCING

         During January and February 1999, the Company raised $5,748,750 in gross proceeds from the sale of approximately 1.15 million shares of Common Stock in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. Berliner Effektenbank AG, a German investment bank, received a fee of $229,950 (renegotiated from $575,000) for serving as placement agent in connection with the transaction. The proceeds have been used to fund operating expenses and to pay off bridge notes.

       The Company entered into a loan agreement, dated as of March 12, 1998 and amended as of August 27, 1998 and September 24, 1998, with ValorInvest Ltd, an investment company based in Geneva, Switzerland, pursuant to which ValorInvest agreed to lend an aggregate of up to $3,500,000 to the Company at such times as the Company shall request, provided that advances were to be made in increments of $250,000 and were not to exceed $500,000 in any single month. Pursuant to the loan agreement, the Company borrowed an aggregate of $3,500,000 which amount was evidenced by three non-negotiable promissory notes bearing interest at the rate of 7.5% per annum. In February 1999, the Company repaid all monies due under the notes, including interest, and the loan agreement was terminated.

                 MARINE SHUTTLE OPERATIONS INC. AND SUBSIDIARIES
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


4.       EXTERNAL FINANCING (continued).

         On March 1, 1999, the Company entered into a new loan agreement with ValorInvest pursuant to which ValorInvest agreed to lend an aggregate of up to $6,000,000 to the Company at such times as the Company shall request, provided that advances shall be made in increments of $250,000 and shall not exceed $1,000,000 in any single month unless agreed to by ValorInvest. In connection with the new loan agreement, the Company issued a non-negotiable promissory note to ValorInvest in the principal amount of $6,000,000. Any monies advanced under such note shall bear interest at the rate of 7.5% per annum and shall be due and payable upon the earlier of December 31, 1999 or the completion of an equity financing for gross proceeds of at least $10,000,000. As of June 30, 1999, $2,500,000 had been advanced under such note.

5.       INCOME TAX

         The Company has not provided for an income tax liability due to the availability of operating loss carry-forwards. The Company has net operating losses which may give rise to future tax benefits of approximately $1,703,282 as of December 31, 1998. To the extent not used, net operating loss carry-forwards expire in varying amounts beginning in the year 2007. Based on available evidence, including the Company's history of operating losses, the uncertainty of future profitability and the impact of tax laws which may limit the Company's ability to utilize such loss carry-forwards, management has recorded a valuation allowance against the realization of the deferred tax assets.

6.       RECENT PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which standardizes the accounting for derivative instruments. SFAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The impact on the Company's financial statements has not been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

           The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 1998.

           The information set forth below includes certain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including statements regarding the dates on which construction of the Offshore Shuttles will commence and be completed and the number of Offshore Shuttles to be constructed, are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as result of various known and unknown factors including, without limitation, future economics, competitive, regulatory and market conditions, future business decisions, the receipt of financing, construction delays, demand for our services and those risks discussed herein, in our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on December 21, 1998, and in our Annual Report on Form 10-K for the year ended December 31, 1998. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Readers are cautioned not to put undue reliance on forward looking statements. We undertake no obligation to revise any of these forward-looking statements.

GENERAL

         Through our wholly-owned Norwegian subsidiary, Marine Shuttle Operations AS ("MSOAS"), we are seeking to become a leading player in the market for decommissioning, installing, and transporting offshore oil and gas structures.

         There are now more than 6,500 offshore oil and gas installations worldwide located on the continental shelf of approximately 53 countries. We believe that over the next 30 years, most of these structures will have to be decommissioned at an estimated cost of $20 billion to $40 billion. Offshore Shuttle AS ("OSAS"), our majority-owned Norwegian subsidiary, has designed a new generation of vessel, the "Offshore Shuttle", which we believe will be capable of lifting and carrying most of the largest installations without extensive cutting or dismantling. MSOAS has entered into a license agreement with OSAS which gives MSOAS the exclusive right to build and operate five Offshore Shuttles, and an exclusive option to build and operate an additional two Offshore Shuttles thereafter.

BUSINESS STRATEGY

         We are in the process of evaluating bids received from a number of construction yards which we believe have the capacity and capability to build an Offshore Shuttle. Subject to the receipt of financing, construction of the first Offshore Shuttle is intended to start during summer 2000. We anticipate that the construction of the first Offshore Shuttle will be completed by the second quarter of 2002, at the earliest. Subject to the receipt of additional financing, construction delays, market conditions, demand for our services, and other factors, construction of a second Offshore Shuttle is intended to commence two years after ordering the first Offshore Shuttle and an additional Offshore Shuttle is intended to commence one year later, until a total of three Offshore Shuttles are in operation.

         To benefit from a more rational and cost efficient use of the resources in MSOAS and OSAS, the Board of Directors of the two companies proposed to merge the two companies. The proposed merger plan was approved by the shareholders of both companies on May 30, 1999. The merger is expected to be effective in September 1999. The shareholders of OSAS will receive 1.5 new shares in MSOAS for each of their OSAS shares. After the exchange of shares, the Company will own 81% of the merged company (prior to the Additional OSAS Exchange). After the Additional OSAS Exchange, the Company will own 89.54% of THE merged company. Following the merger, we intend to offer the minority shareholders of MSOAS the opportunity to exchange their MSOAS shares for shares of our company. The offer will be subject to the condition that more than 90% of the minority shareholders accept the offer.

         Upon completion of the merger process, MSOAS will be the holder of all licensing and marketing rights to the Offshore Shuttle. Additionally, the bilateral rights and obligations of MSOAS and OSAS under the License Agreement will be extinguished. Pending the merger, all bilateral rights and obligations have been suspended. To exemplify, but not to limit the generality of this suspension, the obligations of MSOAS to place an order for the first Offshore Shuttle no later than June 1, 1999 and also the obligation of MSOAS to pay an exclusivity fee of $2,000,000, by June 1, 1999, have been suspended.


RESULTS OF OPERATIONS

         We are in the development stage and have generated revenues to date only from study work. Given that our main operations are conducted through MSOAS and OSAS, both of which were acquired in 1998 and were consolidated with effect from April 14, 1998 and December 31, 1998, respectively, we believe that any comparison of the financial statements for the second quarter of 1999 and the six month period ending June 30, 1999 with the same periods in the prior year would not be meaningful. Thus, these comparisons are not discussed below.

         For the three month period ended June 30, 1998, we recorded a net loss of $872,429. The losses were mainly attributable to the amortization of goodwill and other intangibles arising from the acquisition of MSOAS ($418,268), general and administrative expenses ($189,098) and legal, finance and other advisory fees ($245,697). For the three month period ended June 30, 1999 we incurred a net loss of $1,953,459, including $937,306 attributable to the amortization of goodwill and other intangibles arising from the acquisition of MSOAS and OSAS. The remainder of the losses were mainly attributable to legal, financial and other advisory fees ($119,082), general and administrative expenses ($442,069) and personnel expenses ($330,753). We anticipate that we will continue to incur losses at least through the year 2002, and we may continue to incur losses thereafter.

         For the six month period ended June 30, 1998, we recorded a net loss of $1,057,646. The losses were mainly attributable to the amortization of goodwill and other intangibles arising from the acquisition of MSOAS ($418,268), general and administrative expenses ($213,619), legal, finance and other advisory fees ($286,393). For the six month period ended June 30, 1999, we incurred a net loss of $4,082,684, including $1,936,431 attributable to the amortization of goodwill arising from the acquisition of MSOAS and OSAS as well as other intangibles. The remainder of the losses were mainly attributable to legal, financial and other advisory fees ($299,914), general and administrative expenses ($702,638), marketing ($174,794), technical development ($269,054) and personnel expenses ($741,383).


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, we had cash of approximately $181,617, an accumulated deficit of $9,289,763, stockholders' equity of $34,011,788 and a working capital deficit of $3,563,784.

         Net cash flow used on operating activities was $1,885,529 for the six month period ended June 30, 1999 after accounting for an increase of $207,075 in working capital components.

         For the six month period ended June 30, 1999 we used $2,674,333 on capital assets. The main part of this ($2,570,333) is capitalized engineering cost for the Offshore Shuttle.

         Net cash from financing activities for the six month period ended June 30, 1999 was $3,935,074 primarily due to cash received from the issuance of capital stock offset by the repayment of certain loans.

         On March 1, 1999, we entered into a loan agreement with ValorInvest Ltd., an investment company based in Geneva, Switzerland, pursuant to which ValorInvest agreed to lend us an aggregate of up to $6,000,000, provided that advances shall be made in increments of $250,000 and shall not exceed $1,000,000 in any single month unless agreed to by ValorInvest. In connection with the loan agreement, we issued a non-negotiable promissory note to ValorInvest in the principal amount of $6,000,000. Any monies advanced under such note shall bear interest at the rate of 7.5% per annum and shall be due and payable upon the earlier of December 31, 1999 or the completion of an equity financing for gross proceeds of at least $10,000,000. As of June 30, 1999, $2,500,000 had been advanced under such note.

         We have insufficient capital to finance our proposed operating activities. To address this concern, we are seeking to raise up to an additional $20 million through a private placement of common stock through Berliner Effektenbank AG. We also have entered into an engagement letter with MFC Merchant Bank S.A. pursuant to which MFC shall act, on a best-efforts basis, as agent for us in raising up to DM 215,000,000 (approximately $126,000,000). As consideration for its services, MFC shall receive a success fee equal to five percent of the money raised plus DM 100,000 (approximately $60,000) per month until the completion or termination of the MFC financing. In addition, all of MFC's out-of-pocket expenses shall be reimbursed, and if we raise the necessary funds through another source, MFC shall receive a break-up fee equal to the greater of $1,200,000 or 350,000 shares of common stock.

         If funds are raised by issuing equity securities, it may result in substantial dilution to existing stockholders. If capital is raised through a debt financing with financial institutions, we would likely become subject to restrictive covenants relating to our operations and finances. There can be no assurance that the private placement or the MFC financing will be consummated on reasonable terms or at all. If either financing is not completed, we may be required to significantly curtail or cease our proposed activities. Although we believe that the proceeds from the MFC financing, if completed, will enable us to construct the first Offshore Shuttle, no assurance can be given in that regard. Moreover, even if the MFC financing is consummated, our future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control. Such factors include, but are not limited to, the need for cash to fund the construction of additional Offshore Shuttles, greater than anticipated expenses, and longer engineering, development, and construction times than now contemplated. If we are successful in completing the first Offshore Shuttle, we believe we will be able to fund the construction of additional Offshore Shuttles from our future operating cash flows and/or short or medium term debt financing. However, no assurance can be given in that regard.

YEAR 2000 ISSUE

         Many computer systems record years in a two-digit format. Such systems, if not modified, will be unable to recognize and properly process information with dates beyond the year 1999. The potential problems arising out of this inability commonly are referred to as the "Year 2000 Issue." Our current operations utilize computer hardware and software acquired during 1997 and 1998 which manufacturers have warranted to be Year 2000 compliant. Since we currently do not have any material relationships with any suppliers or clients, no assessment can be made at this time as to the effect third party non-compliance will have on our proposed operations. In the future, we intend to verify that any suppliers or clients with whom we may develop a material relationship are Year 2000 compliant. However, no assurance can be given that our operations will not be adversely affected by unforeseen Year 2000 problems or third party non-compliance.

INTERNATIONAL OPERATIONS

         We intend to market our services in international markets. International operations entail various risks, including economic instability and recessions, exposure to currency fluctuations, difficulties of administering foreign operations generally, and obligations to comply with a wide variety of foreign laws and other regulatory requirements. A portion of our sales, if any, and expenditures may be collected or paid, as the case may be, in currencies other than U.S. dollar. Therefore, significant exchange rate fluctuations could have an effect on our results of operations. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as the laws of the United States.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We anticipate our primary market risks, if any, will be related to fluctuations in interest rates and exchange rates. Interest rate risk may arise if we are successful in obtaining debt financing to finance the building of the first Offshore Shuttle. In such an event, we will assess the extent of our interest rate risk and may enter into hedging transactions to reduce our exposure and to ensure our ability to service our debt. Exchange rate risk may arise if we are required to use different currencies for various aspects of our operations. Although the principal currency used in the offshore decommissioning industry is the U.S. dollar, the local expenses of our subsidiaries (e.g., rent, telephone, payroll, etc.) are likely to be paid in Norwegian kroner, and it is possible that the contract for construction of the first Offshore Shuttle will be denominated in a currency other than the U.S. dollar or the Norwegian kroner. We intend to monitor our exchange rate risk and take necessary actions to reduce our exposure. We do not intend to purchase and/or sell derivative financial instruments for speculative purposes.


                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On June 14, 1999, Nordas Invest AS and AS Einar Nistad Finans og Eiendom (collectively, "Nistad") brought a claim for preliminary injunction against us in a civil proceeding before Sandnes City court in Norway. Nistad exchanged 304,900 shares in OSAS for 457,350 of our shares pursuant to an exchange agreement between Nistad and us. Nistad alleged breach of contract and demanded that the OSAS shares be transferred back to Nistad. Sandnes City court delivered its decision on July 7, 1999 and held that we were not in breach of contract to Nistad. The court denied Nistad's motion for preliminary injunction against us. Since we won the case, Nistad was ordered to pay the costs of the case. Nistad has appealed to Gulating Lagmannsrett, which is the appeal court, against the decision for the reimbursement of our costs.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The following exhibits are filed herewith:

                  10.1 - Frame Agreement for Procurement Services between Marine Shuttle Operations AS and Thyssen Stahlunion GmbH

                  27.  -   Financial Data Schedule


         (b)      Reports on Form 8-K

                  Three reports on Form 8-K were filed during the second quarter of 1999. Two of them, dated May 17, 1999 and June 10, 1999, respectively, pertained to the discontinuing of the services of Deloitte & Touche, LLP as independent accountants. The third, dated June 22, 1999, pertained to the engagement of Ernst & Young LLP as our new independent accountants to audit our financial statements for the year ending December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     MARINE SHUTTLE OPERATIONS INC.



                                     /s/ Franz Eder
                                     ------------------------------------------
Date:  August 11, 1999               Franz Eder, Chairman of the Board and
                                     President (principal executive officer)




                                     /s/ G.W. Norman Wareham
                                     ------------------------------------------
                                     G.W. Norman Wareham, Chief Financial
                                     Officer (principal financial and accounting
                                     officer)

                                INDEX TO EXHIBITS

 EXHIBIT #                       DOCUMENT                                  PAGE
 ---------                       --------                                  ----

    10.1 Frame Agreement for Procurement Services between Marine Shuttle Operations AS and Thyssen Stahlunion GmbH

    27.      Financial Data Schedule