Form 10-Q
period 1999-09-30
MARINE SHUTTLE OPERATIONS INC
filed 1999-11-08
CIK 1064469

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the transition period from  ______________ to _____________

                         Commission File Number 0-29796


                         MARINE SHUTTLE OPERATIONS INC.
             (Exact name of Registrant as Specified in Its Charter)

                Nevada                                  91-1913992
    -------------------------------           ------------------------------
    (State or Other Jurisdiction of           I.R.S. Employer Identification
    Incorporation or Organization)                         No.)

4410 Montrose Boulevard, Houston, Texas                   77006
----------------------------------------                  -----
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code (713) 529-7498
                                                   --------------


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      YES  /X/     NO   / /
                                                    ---          ---


     Number of outstanding shares of the issuer's common stock at November 8, 1999: 33,707,357

                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION...........................................        3

ITEM 1.         FINANCIAL STATEMENTS............................................        3

CONSOLIDATED BALANCE SHEET .....................................................        3

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS..........................        4

CONSOLIDATED STATEMENTS OF CASH FLOW............................................        5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY.................................        6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS..................................        7

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS...........................................       10

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......       14

PART II.        OTHER INFORMATION...............................................       15

ITEM 1.         LEGAL PROCEEDINGS...............................................       15

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K................................       15

SIGNATURES......................................................................       16

INDEX OF EXHIBITS...............................................................       17


                                     PART I.


                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                 MARINE SHUTTLE OPERATIONS INC. AND SUBSIDIARIES
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET
                                  (U.S.Dollars)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1999              1998
                                                                     -------------     ------------
                                                                      (unaudited)
ASSETS
CURRENT
Cash and cash equivalents ......................................     $    636,120      $    903,805
Restricted cash ................................................           41,355           128,535
Accounts receivables ...........................................           35,989            16,254
Other current receivable .......................................          213,023           173,577
                                                                     ------------      ------------
TOTAL CURRENT ASSETS ...........................................          926,487         1,222,171

Pension fund ...................................................            7,848             8,017
Property, plant and equipment, net .............................        5,509,966         2,067,287
Debt issue cost ................................................          854,200                --
Goodwill, net ..................................................       28,919,655        31,389,355
Patents and agreements, net ....................................        2,886,247         3,249,396
                                                                     ------------      ------------
TOTAL ASSETS ...................................................     $ 39,104,403      $ 37,936,227
                                                                     ------------      ------------
                                                                     ------------      ------------

LIABILITIES AND SHAREHOLDERS` EQUITY
CURRENT LIABILITY
Accounts payable ...............................................     $  1,126,922      $    963,908
Notes payable ..................................................        4,811,167         3,605,390
Other current liabilities ......................................          173,230           241,253
                                                                     ------------      ------------
TOTAL CURRENT LIABILITIES ......................................        6,111,319         4,810,551

LONG TERM LIABILITY ............................................          241,567                --
MINORITY INTEREST ..............................................          379,164           555,417
Contingency (Note 3)
SHAREHOLDERS' EQUITY
Authorized 75,000,000 common shares with a par value of $0.001
Issued and outstanding 33,707,357 common shares with a par value of $0.001 at September 30, 1999 and 32,557,607 common shares at
December 31, 1998 ..............................................           33,708            32,558
Other paid in capital ..........................................       43,251,913        37,734,263
Deficit accumulated during the development stage ...............      (10,896,425)       (5,207,079)
Accumulated other comprehensive income .........................          (16,843)           10,517
                                                                     ------------      ------------
TOTAL SHAREHOLDERS' EQUITY......................................       32,372,353        32,570,259
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................     $ 39,104,403      $ 37,936,227
                                                                     ------------      ------------
                                                                     ------------      ------------


See accompanying notes to consolidated financial statements

                 MARINE SHUTTLE OPERATIONS INC. AND SUBSIDIARIES
                          (A development stage company)
             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                  (U.S.Dollars)
                                   (unaudited)






                                               CUMULATIVE TO
                                                SEPTEMBER 30,
                                                    1999               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                FROM DATE OF              SEPTEMBER 30,                       SEPTEMBER 30,
                                                  INCEPTION      ------------------------------      ------------------------------
                                                MAY 23, 1997          1999             1998              1999              1998
                                               --------------    -------------    -------------      -------------    -------------
OPERATING REVENUES .......................     $     76,180      $     36,072      $       --        $     59,804      $       --
                                               ------------      ------------      ------------      ------------      ------------

EXPENSES
Personnel costs...........................        1,500,972           534,095            64,804         1,275,478           112,255
Legal and advisory services...............        1,560,310            68,267            98,738           368,182           385,131
Cost of cancelled financing...............          606,721                --           348,039                --           348,039
General and administrative expenses.......        1,222,258           64, 373            59,278           767,009           272,897
Marketing expenses .......................          904,003            76,719           615,257           251,513           615,257
Technical Development ....................          278,499             9,445                --           278,499
Depreciation .............................           82,958            23,076             5,275            72,491             5,275
Amortization GW and intangibles ..........        4,786,850           968,215           836,535         2,904,646         1,254,803
Write down on investment .................           90,000                --                --                --            90,000
Interest expense .........................          113,158             8,612            69,415            19,890            85,196
Currency exchange loss (gain) ............           58,669           (76,051)            7,833            28,685             1,174
                                               ------------      ------------      ------------      ------------      ------------

TOTAL OPERATING EXPENSES .................     $ 11,204,398      $  1,676,751      $  2,105,174      $  5,966,393      $  3,170,027
                                               ------------      ------------      ------------      ------------      ------------
                                               ------------      ------------      ------------      ------------      ------------

Less: interest income ....................           55,540             5,058            33,482            40,990            40,689

NET LOSS BEFORE MINORITY INTEREST ........     $(11,072,678)     $ (1,635,621)     $ (2,071,692)     $ (5,865,599)     $ (3,129,338)
                                               ------------      ------------      ------------      ------------      ------------

MINORITY INTEREST ........................         (176,253)          (28,956)               --          (176,253)               --
                                               ------------      ------------      ------------      ------------      ------------

NET LOSS .................................     $(10,896,425)     $ (1,606,665)     $ (2,071,692)     $ (5,689,346)     $ (3,129,338)
                                               ------------      ------------      ------------      ------------      ------------
                                               ------------      ------------      ------------      ------------      ------------
Other comprehensive loss:
Accumulated other comprehensive income
(loss) ...................................          (16,843)          (32,773)           23,881           (27,360)          (15,921)
                                               ------------      ------------      ------------      ------------      ------------
COMPREHENSIVE LOSS .......................     $(10,913,268)     $ (1,639,438)     $  (2047,811)     $ (5,716,706)     $ (3,145,259)
                                               ------------      ------------      ------------      ------------      ------------

Basic and diluted loss per share .........                       $      (0.05)     $      (0.08)     $      (0.17)     $      (0.12)
                                                                 ------------      ------------      ------------      ------------
                                                                 ------------      ------------      ------------      ------------

Weighted average shares outstanding.......                         33,707,357        27,620,000        33,605,996        25,086,667
                                                                 ------------      ------------      ------------      ------------
                                                                 ------------      ------------      ------------      ------------


See accompanying notes to consolidated financial statements.

                 MARINE SHUTTLE OPERATIONS INC. AND SUBSIDIARIES
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (U.S.Dollars)
                                   (unaudited)

                                                     CUMULATIVE TO
                                                     SEPTEMBER 30,
                                                         1999
                                                       FROM DATE OF    NINE MONTHS ENDED SEPTEMBER 30,
                                                       INCEPTION       -------------------------------
                                                       MAY 23, 1997         1999               1998
                                                     --------------    ------------      -------------
OPERATING ACTIVITIES
Net Loss for the period ........................     $(10,896,425)     $ (5,689,346)     $ (3,129,338)
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization ..................        4,869,808         2,977,137         1,260,078
Minority interest ..............................          176,253)         (176,253)               --
Writedown of investments .......................           90,000                --            90,000
Unrealized loss on foreign currency ............           94,747            62,657                --
Changes in working capital components:
Accounts receivable ............................          (35,989)          (19,735)               --
Other current receivables and restricted cash ..          (39,196)           47,734                --
Accounts payable ...............................        1,126,923           163,014            20,256
Other current liabilities ......................          (19,513)         (159,500)               --
Due to related party ...........................               --                --            (3,854)
                                                     ------------      ------------      ------------
NET CASHFLOW USED ON OPERATING ACTIVITIES ......     $ (5,125,885)     $ (2,654,305)     $ (1,713,348)
                                                     ------------      ------------      ------------

INVESTING ACTIVITIES
Investments ....................................         (100,000)               --          (100,000)
Capital expenditures ...........................       (4,302,643)       (3,586,968)         (490,913)
Proceeds on sale of investment .................           10,000                --            10,000
Advance to Marine Shuttle Operations AS ........         (249,986)               --          (249,986)
Acquisition of Marine Shuttle Operations AS ....          416,635                --           416,635
Advance to Offshore shuttle AS .................         (100,000)               --                --
Acquisition of Offshore Shuttle AS .............          482,476                --                --
                                                     ------------      ------------      ------------
NET CASHFLOW USED ON INVESTING ACTIVITIES ......     $ (3,843,518)     $ (3,586,968)     $   (414,264)
                                                     ------------      ------------      ------------

FINANCING ACTIVITIES
Issuance of capital stock ......................        5,918,750         5,748,750                --
Share issue cost ...............................         (245,950)         (229,950)
Debt issue cost ................................         (854,200)         (854,200)
Payment on Note payable ........................       (3,500,000)       (3,500,000)
Borrowing on Note payable ......................        8,441,567         4,941,567         2,300,000
                                                     ------------      ------------      ------------
NET CASHFLOW PROVIDED BY FINANCING ACTIVITIES ..     $  9,760,167      $  6,106,167      $  2,300,000
                                                     ------------      ------------      ------------
Effect of exchange rate change in cash and
  cash equivalents .............................         (154,644)         (132,579)          (15,921)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIV .     $    636,120      $   (267,685)     $    156,467
                                                     ------------      ------------      ------------
Cash and cash equivalents at beginning of period               --           903,805             9,015
                                                     ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....     $    636,120      $    636,120      $    165,482
                                                     ------------      ------------      ------------
                                                     ------------      ------------      ------------




See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                                AND SUBSIDIARIES
                          (A development stage company)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (U.S.Dollars)
                                   (unaudited)


                                                                                                                       DEFICIT
                                                                                                     CUMULATIVE       ACCUMULATED
                                              COMMON SHARES                             OTHER        DURING THE          TOTAL
                                        -------------------------       PAID-IN      COMPREHENSIVE   DEVELOPMENT      SHAREHOLDERS'
                                          SHARES        AMOUNT          CAPITAL         INCOME           STAGE          EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Issued on incorporation ..........   10,000,000          10,000    $               $               $               $     10,000

Private placement ................   10,020,000          10,020         133,980    $               $                    144,000

Net loss .........................                                                                     (164,931)       (164,931)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997 .....   20,020,000          20,020         133,980              --        (164,931)        (10,931)

Issued on acquisition
of MSO AS ........................    7,600,000           7,600      22,792,400                                      22,800,000

Issued on acquisition
OSAS .............................    4,937,607           4,938      14,807,883                                      14,812,821

Other comprehensive income--
  foreign currency adjustments ...                                                       10,517                          10,517

Net loss .........................                                                                   (5,042,148)     (5,042,148)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998 .....   32,557,607    $     32,558    $ 37,734,263    $     10,517    $ (5,207,079)   $ 32,570,259
-----------------------------------------------------------------------------------------------------------------------------------

Private placement ................    1,149,750           1,150       5,517,650                                       5,518,800

Other comprehensive income--
  foreign currency adjustments ...                                                      (27,360)                        (27,360)

Net loss .........................                                                                   (5,689,346)     (5,689,346)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999 ....   33,707,357    $     33,708    $ 43,251,913    $    (16,843)   $(10,896,425)   $ 32,372,353
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                 MARINE SHUTTLE OPERATIONS INC. AND SUBSIDIARIES
                          (A development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


2.       NATURE OF OPERATIONS

         Marine Shuttle Operations Inc. (the "Company"), through its 81.13% owned Norwegian subsidiary, Marine Shuttle Operations AS ("MSOAS"), is seeking to become a leading player in the market for decommissioning, installing and transporting of offshore oil and gas structures. The Company, being in the development stage, has not generated any revenues from operations and does not expect to generate any significant revenues from operations until the year 2002, at the earliest. There can be no assurance, however, that the Company will ever achieve commercially significant sales. To date, the Company has not entered into any contracts for the use of its proposed services, and no assurance can be given that any such contracts will materialize.

          In 1998, the Company acquired 100% of MSOAS, and approximately 68% of the outstanding capital stock of Offshore Shuttle AS ("OSAS"). At the time, OSAS held the licensing and marketing rights to the "Offshore Shuttle", a vessel being developed to lift and carry large installations without extensive cutting or dismantling.

         To benefit from a more rational and cost efficient use of the resources in MSOAS and OSAS, the Board of Directors of the two companies approved the merger of OSAS with and into MSOAS. The merger was effective September 24, 1999, and the shareholders of OSAS received 1.5 new shares in MSOAS for each of their OSAS shares. As a result, the Company now owns approximately 81% of MSOAS, and MSOAS is the holder of the licensing and marketing rights to the Offshore Shuttle. The merger was accounted for in a manner similar to the pooling of interests method. The Company currently is in discussions to acquire an additional 8.4% of the outstanding shares of MSOAS from two individuals in exchange for an aggregate of 1,030,002 shares of common stock. In the first quarter 2000, the Company intends to offer the rest of the minority shareholders of MSOAS the opportunity to exchange their MSOAS shares for shares of the Company. The offer will be subject to the condition that more than 90% of the minority shareholders accept the offer.

                   MARINE SHUTTLE OPERATIONS INC. AND SUBSIDIARIES
                           (A Development stage company)

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                     (unaudited)

3.       CONTINUING OPERATIONS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at September 30, 1999 has accumulated losses from operations amounting to $10,896,425 and a working capital deficit of $5,184,832.

         The ability of the Company to continue as a going concern is dependent on obtaining financing. To address this concern, the Company is seeking to raise up to $20 million in a private placement of common stock through Christiania Markets, a Norwegian investment bank, and Berliner Effektenbank AG, a German investment bank. In addition, the Company has entered into an engagement letter with MFC Merchant Bank S.A. pursuant to which MFC shall act, on a best-efforts basis, as agent for the Company in raising additional capital. As consideration for its services, MFC shall receive a success fee equal to five percent of the money raised plus DM 100,000 (approximately $60,000) per month until the completion or termination of the MFC financing. All of MFC's out-of-pocket expenses shall be reimbursed, and if the Company raises the necessary funds through another source, MFC shall receive a break-up fee equal to the greater of $1,200,000 or 350,000 shares of common stock.

         In September 1999, the Board of Westdeutsche Landesbank Girozentrale (WestLB) of Dusseldorf issued its conditional approval to underwrite a U.S. $157.5 million loan facility for the first Offshore Shuttle. Based on such approval, the Company has mandated WestLB to act as sole arranger and underwriter for the financing. WestLB's commitment is subject to several material conditions, including satisfactorily completing its due diligence, the Company obtaining European government guarantees to secure a significant portion of the loan facility, and the Company completing an additional equity financing. The Company is seeking to fulfill these conditions within the next few months.

         There can be no assurance that the private placement or the WestLB financing will be consummated on reasonable terms or at all.


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

         In March 1998, the Company entered into a loan agreement with ValorInvest Ltd, an investment company based in Geneva, Switzerland, pursuant to which ValorInvest agreed to lend an aggregate of up to $3,500,000 to the Company at such times as the Company requested, provided that advances were to be made in increments of $250,000 and were not to exceed $500,000 in any single month. Pursuant to the loan agreement, the Company borrowed an aggregate of $3,500,000 which amount was evidenced by three non-negotiable promissory notes bearing interest at the rate of 7.5% per annum. In February 1999, the Company repaid all monies due under the notes, including interest, and the loan agreement was terminated.

                   MARINE SHUTTLE OPERATIONS INC. AND SUBSIDIARIES
                           (A Development stage company)

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                     (unaudited)

         On March 1, 1999, the Company entered into a new loan agreement with ValorInvest pursuant to which ValorInvest agreed to lend an aggregate of up to $6,000,000 to the Company at such times as the Company shall request, provided that advances shall be made in increments of $250,000 and shall not exceed $1,000,000 in any single month unless agreed to by ValorInvest. In connection with the new loan agreement, the Company issued a non-negotiable promissory note to ValorInvest in the principal amount of $6,000,000. Any monies advanced under such note shall bear interest at the rate of 7.5% per annum and shall be due and payable upon the earlier of December 31, 1999 or the completion of an equity financing for gross proceeds of at least $10,000,000. As of September 30, 1999, $4,700,000 had been advanced under such note.

         In August 1999, MSOAS entered into a loan agreement with Statens naerings og distriktsutviklingsfond (the Norwegian Industrial and Regional Development Fund) pursuant to which SND agreed to lend MSOAS an aggregate of up to NOK 4,000,000, (approximately $515,200), to finance specific tasks within the Offshore Shuttle project. As of September 30, 1999, NOK1,855,400 (approximately $238,953) had been advanced under the loan agreement.

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

GENERAL

         Through our majority-owned Norwegian subsidiary, Marine Shuttle Operations AS ("MSOAS"), we are seeking to become a leading player in the market for decommissioning, installing, and transporting offshore oil and gas structures.

         There are now more than 6,500 offshore oil and gas installations worldwide located on the continental shelf of approximately 53 countries. We believe that over the next 30 years, most of these structures will have to be decommissioned at an estimated cost of $20 billion to $40 billion. We have designed a vessel, the "Offshore Shuttle", which we believe will be capable of lifting and carrying most of the largest installations without extensive cutting or dismantling.

         We are in the process of evaluating bids received from a number of construction yards which we believe have the capacity and capability to build an Offshore Shuttle. Construction of the first Offshore Shuttle is intended to start during summer 2000. We anticipate that the construction of the first Offshore Shuttle will be completed by the second quarter of 2002, at the earliest. Construction of a second Offshore Shuttle is intended to commence two years after ordering the first Offshore Shuttle and construction of an additional Offshore Shuttle is intended to commence one year later.

         In 1998, we acquired approximately 68% of the outstanding stock of Offshore Shuttle AS ("OSAS") in exchange for 4,937,657 shares of common stock. At the time, OSAS was the holder of the licensing and marketing rights to the Offshore Shuttle. To benefit from a more rational and cost efficient use of the resources in MSOAS and OSAS, the Board of Directors of the two companies approved the merger of OSAS with and into MSOAS. The merger was effective September 24, 1999, and the shareholders of OSAS received 1.5 new shares in MSOAS for each of their OSAS shares. The merger was accounted for in a manner similar to the pooling of interests method. As a result, we now own approximately 81% of MSOAS, and MSOAS is the holder of the licensing and marketing rights to the Offshore Shuttle. We currently are in discussions to acquire an additional 8.4% of the outstanding shares of MSOAS from two individuals in exchange for an aggregate of 1,030,002 shares of common stock. In the first quarter 2000, we intend to offer the rest of the minority shareholders of MSOAS the opportunity to exchange their MSOAS shares for shares of our company. The offer will be subject to the condition that more than 90% of the minority shareholders accept the offer.

RESULTS OF OPERATIONS

         We are in the development stage and have generated revenues to date only from study work. We acquired MSOAS and OSAS in April 1998 and December 1998, respectively. Our main operations were conducted through MSOAS and OSAS until the two companies merged in September 1999. The following comparisons will be affected by these 1998 acquisitions since the results of operations of MSOAS and OSAS have been included in our consolidated results of operations only since their respective acquisition dates.

         THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:

         OPERATING REVENUES. Operating revenues for the three month period ended September 30, 1999 were $36,072, compared to no revenue for the same period in 1998. The revenues are related to study work performed for clients.

         PERSONNEL COSTS. Personnel costs includes costs for both employees and hired personnel and were $534,095 for the three month period ended September 30, 1999, an increase of $469,291 over personnel costs of $64,804 for the three month period ended September 30, 1998. The increase in costs was a result of increased activity in MSOAS.

         LEGAL AND ADVISORY SERVICES. Legal and advisory services for the three month period ended September 30, 1999 were approximately $68,267, a decrease of $30,471 compared to legal and advisory services of $98,738 for the same period in 1998. The decrease was mainly due to costs related to lower consulting fees as work was shifted from consultants to our personnel.

         COST OF CANCELLED FINANCING. The cost of cancelled financing for the three month period ended September 30, 1998 was $348,039, which was a result of cost incurred in connection with a planned public offering in 1998. The public offering was cancelled and the incurred cost was expensed accordingly.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three month period ended September 30, 1999 were $64,373, an increase of $5,095 over the general and administrative expenses of $59,278 for the same period in 1998.

         MARKETING. Marketing expenses for the three month period ended September 30, 1999 were $76,719, a decrease of $538,538 from the marketing expenses of $615,257 for same period in 1998. The decrease was a result of purchasing fewer marketing materials and services in the current period, and higher costs in the same period last year related to participation in the Offshore Northern Sea Exhibition in Norway.

         TECHNICAL DEVELOPMENT. Technical development costs for the three month period ended September 30, 1999 were $9,445, compared to no cost for technical development during the same period in 1998. The reason for this difference is that most of the technical development expenses were incurred in OSAS which was acquired in December 1998, and thus not included in the consolidated financial statements for the period ended September 30, 1998.

         AMORTIZATION OF GOODWILL AND INTANGIBLES. AMORTIZATION of goodwill and intangibles for the three month period ended September 30, 1999 was $968,215, which was $131,680 over amortization of goodwill and intangibles of $836,535 for the same period in 1998. This increase is due to amortization of goodwill and intangibles acquired in connection with the acquisition of approximately 68% of the OSAS common stock which has been consolidated with effect from December 31, 1998.

         INTEREST EXPENSES. Interest expenses for the three month period ended September 30, 1999 were $8,612 which was $60,803 below interest expenses of $69,415 for the same period in 1998. The decrease in expensed interest is a result of capitalization of interest related to financing of the Offshore Shuttle construction in progress in 1999.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:

         OPERATING REVENUES. Operating revenues for the nine month period ended September 30, 1999 were $59,804, compared to no revenue for the same period in 1998. The revenues are related to study work performed for clients.

         PERSONNEL COSTS. Personnel costs includes costs for both employees and hired personnel and were $1,275,478 for the nine month period ended September 30, 1999, an increase of approximately $1,163,223 over personnel costs of $112,255 for the nine month period ended September 30, 1998. The increase was a result of increased activity in MSOAS.


         LEGAL AND ADVISORY SERVICES. Legal and advisory services for the nine month period ended September 30, 1999 were $368,182, a decrease of approximately $16,949 from legal and advisory services of $385,131 for the same period in 1998.

         COST OF CANCELLED FINANCING. The cost of cancelled financing for the nine month period ended September 30, 1998 was $348,039, which was a result of cost incurred in connection with a planned public offering in 1998. The public offering was cancelled and the incurred cost expensed accordingly.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine month period ended September 30, 1999 were $767,009, an increase of $494,112 over the general and administrative expenses of $272,897 for the same period in 1998. The increase was mainly due to increased activity in MSOAS and the inclusion of cost incurred in OSAS during 1999 which was not included in the consolidated financial statements for the same period in 1998.

         MARKETING. Marketing expenses for the nine month period ended September 30, 1999 were $251,513, a decrease of $363,744 from the marketing expenses of $615,257 for same period in 1998. The decrease was a result of purchasing fewer marketing materials and services in the current period, and higher costs in the same period last year related to participation in the Offshore Northern Sea Exhibition in Norway.

         TECHNICAL DEVELOPMENT. Technical development costs for the nine month period ended September 30, 1999 were $278,499, compared to no cost for technical development during the same period in 1998. The reason for this difference is that most of the technical development expenses were incurred in OSAS which was acquired in December 1998 and thus not included in the consolidated financial statements for the period ended September 30, 1998.

         AMORTIZATION OF GOODWILL AND INTANGIBLES. Amortization of goodwill and intangibles for the nine month period ended September 30, 1999 was $2,904,646, which was $1,649,843 over amortization of goodwill and intangibles of $1,254,803 for the same period in 1998. This increase is due to amortization of goodwill and intangibles acquired in connection with the acquisition of approximately 68% of the common stock in OSAS which has been consolidated with effect from December 31, 1998.

         INTEREST EXPENSES. Interest expenses for the nine month period ended September 30, 1999 were approximately $19,890 which was $65,306 below interest expenses of $85,196 for the same period in 1998. The decrease in expensed interest is a result of capitalization of interest related to financing of the Offshore Shuttle construction in progress in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, we had cash of $636,120, an accumulated deficit of $10,896,425, stockholders' equity of $32,372,353 and a working capital deficit of $5,184,832. Net cash flow used on operating activities was $2,654,305 for the nine month period ended September 30, 1999. For the nine month period ended September 30, 1999 we used $3,586,968 on capital assets. The main part of this (approximately $3,442,000) is capitalized engineering cost for the Offshore Shuttle. Net cash from financing activities for the nine month period ended September 30, 1999 was $6,106,167 primarily due to cash received from the issuance of capital stock and notes payable offset by the repayment of certain loans.

         On March 1, 1999, we entered into a loan agreement with ValorInvest Ltd., an investment company based in Geneva, Switzerland, pursuant to which ValorInvest agreed to lend us an aggregate of up to $6,000,000, provided that advances shall be made in increments of $250,000 and shall not exceed $1,000,000 in any single month unless agreed to by ValorInvest. In connection with the loan agreement, we issued a non-negotiable promissory note to ValorInvest in the principal amount of $6,000,000. Any monies advanced under such note shall bear interest at the rate of 7.5% per annum and shall be due and payable upon the earlier of December 31, 1999 or the completion of an equity financing for gross proceeds of at least $10,000,000. As of September 30, 1999, $4,700,000 had been advanced under such note.

         In August 1999, we entered into a loan agreement with Statens naerings og distriktsutviklingsfond (the Norwegian Industrial and Regional Development
Fund) pursuant to which SND agreed to lend us an aggregate of up to NOK 4,000,000, (approximately $515,200), to finance specific tasks within the Offshore Shuttle project. As of September 30, 1999, NOK1,855,400 (approximately $238,953) had been advanced under the loan agreement.

         Our ability to continue as a going concern is dependent on our obtaining financing. We currently are seeking to raise up to $20 million in a private placement of common stock through Christiania Markets, a Norwegian investment bank, and Berliner Effektenbank AG, a German investment bank There can be no assurance that the private placement will be consummated on reasonable terms or at all. In addition, we have entered into an engagement letter with MFC Merchant Bank S.A. pursuant to which MFC shall act, on a best-efforts basis, as agent for us in raising additional capital. As consideration for its services, MFC shall receive a success fee equal to five percent of the money raised plus DM 100,000 (approximately $60,000) per month until the completion or termination of the MFC financing. In addition, all of MFC's out-of-pocket expenses shall be reimbursed, and if we raise the necessary funds through another source, MFC shall receive a break-up fee equal to the greater of $1,200,000 or 350,000 shares of common stock.

         In September 1999, the Board of Westdeutsche Landesbank Girozentrale (WestLB) of Dusseldorf issued its conditional approval to underwrite a U.S. $157.5 million loan facility for the first Offshore Shuttle. Based on such approval, we have mandated WestLB to act as sole arranger and underwriter for the financing. WestLB's commitment is subject to several material conditions, including satisfactorily completing its due diligence, our obtaining European government guarantees to secure a significant portion of the loan facility, and our completing an additional equity financing. We are seeking to fulfill these conditions within the next few months.

         There can be no assurance that the conditions to the WestLB financing will be satisfied or, if satisfied, that the WestLB financing will be consummated on reasonable terms or at all. If it is not completed, we may be required to significantly curtail or cease our proposed activities. Although we believe that the proceeds from the WestLB financing, if completed, will enable us to construct the first Offshore Shuttle, we cannot assure you in that regard. Moreover, even if the WestLB financing is consummated, our future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control. Such factors include

         -- the need for cash to fund the construction of additional Offshore Shuttles;

         --   greater than anticipated expenses; and

         -- longer engineering, development, and construction times than now contemplated.

         If we are successful in completing the first Offshore Shuttle, we believe we will be able to fund the construction of additional Offshore Shuttles from our future operating cash flows and/or short or medium term debt financing. We cannot assure you, however, that our beliefs will prove to be accurate.

YEAR 2000 ISSUE

         Many computer systems record years in a two-digit format. Such systems, if not modified, will be unable to recognize and properly process information with dates beyond the year 1999. The potential problems arising out of this inability commonly are referred to as the "Year 2000 Issue." Our current operations utilize computer hardware and software acquired during 1997 and 1998 which manufacturers have warranted to be Year 2000 compliant. Since we currently do not have any material relationships with any suppliers or clients, no assessment can be made at this time as to the effect third party non-compliance will have on our proposed operations. In the future, we intend to verify that any suppliers or clients with whom we may develop a material relationship are Year 2000 compliant. However, we cannot assure you that our operations will not be adversely affected by unforeseen Year 2000 problems or third party non-compliance.

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

FORWARD-LOOKING STATEMENTS

         The information set forth herein includes certain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, including statements regarding the capabilities of the Offshore Shuttle, the dates on which construction of the Offshore Shuttles will commence and be completed, the number of Offshore Shuttles to be constructed, the WestLB loan facility and our ability to satisfy the conditions precedent to the loan facility, the Christiania Markets/Berliner Effektenbank financing, and our ability to fund the construction of additional Offshore Shuttles, are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as result of various known and unknown factors including, without limitation, future economic, competitive, regulatory and market conditions, future business decisions, the receipt of financing, construction delays, demand for our services and those risks discussed herein, in our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on December 21, 1998, and in our Annual Report on Form 10-K for the year ended December 31, 1998. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Readers are cautioned not to put undue reliance on these forward-looking statements. We undertake no obligation to revise any of these forward-looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We anticipate our primary market risks, if any, will be related to fluctuations in interest rates and exchange rates. Interest rate risk may arise if we are successful in obtaining debt financing to finance the building of the first Offshore Shuttle. In such an event, we will assess the extent of our interest rate risk and may enter into hedging transactions to reduce our exposure and to ensure our ability to service our debt. Exchange rate risk may arise if we are required to use different currencies for various aspects of our operations. Although the principal currency used in the offshore decommissioning industry is the U.S. dollar, the local expenses (e.g., rent, telephone, payroll, etc.) of our subsidiary, MSOAS, are likely to be paid in Norwegian kroner, and it is possible that the contract for construction of the first Offshore Shuttle will be denominated in a currency other than the U.S. dollar or the Norwegian kroner. We intend to monitor our exchange rate risk and take necessary actions to reduce our exposure. We do not intend to purchase and/or sell derivative financial instruments for speculative purposes.

                                     PART II


                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On June 14, 1999, Nordas Invest AS and AS Einar Nistad Finans og Eiendom (collectively, "Nistad") brought a claim for preliminary injunction against us in a civil proceeding before Sandnes City court in Norway. Nistad exchanged 304,900 shares in OSAS for 457,350 of our shares pursuant to an exchange agreement between Nistad and us. Nistad alleged breach of contract and demanded that the OSAS shares be transferred back to Nistad. Sandnes City court delivered its decision on July 7, 1999 and held that we were not in breach of contract to Nistad. The court denied Nistad's motion for preliminary injunction against us. Since we won the case, Nistad was ordered to pay the costs of the case. Nistad has appealed to the appeals court, Gulating Lagmannsrett, against the decision for the reimbursement of our costs. On October 21, 1999 we were informed by the appeals court that they sustained the decision of Sandnes city court regarding the costs of the case.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              The following exhibits are filed herewith:

              10. Loan agreement (including promissory note) between Marine Shuttle Operations AS and Statens naerings og distriktsutviklingsfond (the Norwegian Industrial and Regional Development Fund)

              27.  Financial Data Schedule

         We did not file any reports on Form 8-K during the three month period ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 8, 1999          MARINE SHUTTLE OPERATIONS INC.



                                 By: /s/ FRANZ EDER
                                     -------------------------------------------

                                 Franz Eder, Chairman of the Board and President (principal executive officer)





                                 By: /s/ G.W. NORMAN WAREHAM
                                     -------------------------------------------
                                 G.W. Norman Wareham, Chief Financial Officer
                                 (principal financial and accounting officer)


                                INDEX TO EXHIBITS

Exhibit #                            Document                                             Page
  10.        Loan Agreement (including promissory note) between Marine Shuttle
             Operations AS and Statens naerings og distriktsutviklingsfond (the
             Norwegian Industrial and Regional Development Fund)
  27.        Financial Data Schedule

