Form 10-K
period 1999-12-31
MARINE SHUTTLE OPERATIONS INC
filed 2000-03-30
CIK 1064469

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

(Mark One)
|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         For the fiscal year ended December 31, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to _________

                         Commission File Number 0-29796

                         MARINE SHUTTLE OPERATIONS INC.
                         ------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   Nevada                                                      91-1913992
----------------------------------------------                     -----------------------------------
       (State or Other Jurisdiction of                                      (I.R.S. Employer
       Incorporation or Organization)                                      Identification No.)

   4410 Montrose Boulevard, Houston, Texas                                       77006
----------------------------------------------                     -----------------------------------
  (Address of Principal Executive Offices)                                     (Zip Code)


Registrant's telephone number, including area code:                   (713) 529-7498
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 30, 2000 was approximately $22,152,246 computed based on the average bid and asked prices of the Common stock on the OTC Bulletin Board on such date.

         There were 40,750,642 shares of the Registrant's common stock outstanding as of March 30, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-K
                                TABLE OF CONTENTS

PART 1.........................................................................................................  3

ITEM 1. BUSINESS...............................................................................................  3
     General...................................................................................................  3
     The Market................................................................................................  4
     Decommissioning...........................................................................................  5
     The Offshore Shuttle......................................................................................  6
     Business Strategy.........................................................................................  8
     Strategic Alliances.......................................................................................  8
     Proprietary Protection....................................................................................  9
     Competition............................................................................................... 10
     Regulation................................................................................................ 10
     Insurance................................................................................................. 11
     Employees................................................................................................. 11
   ITEM 2. PROPERTIES.......................................................................................... 11
   ITEM 3. LEGAL PROCEEDINGS................................................................................... 12
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................. 12

PART II........................................................................................................ 13

   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................................ 13
   ITEM 6. SELECTED FINANCIAL DATA............................................................................. 14
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............... 15
     General................................................................................................... 15
     Results of Operations..................................................................................... 15
     Business Strategy......................................................................................... 16
     Rights to the Offshore Shuttle............................................................................ 17
     Goodwill and Other Intangibles............................................................................ 17
     Liquidity and Capital Resources........................................................................... 17
     Recent Pronouncements..................................................................................... 19
     Year 2000 issue........................................................................................... 19
     International Operations.................................................................................. 20
     Holding Company Structure................................................................................. 20
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................... 21
     Interest Rate Risk........................................................................................ 21
     Foreign Exchange Risk..................................................................................... 21
   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................... 22
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................ 40

PART III....................................................................................................... 40

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS................................................................... 40
     Section 16(a) Beneficial Ownership and reporting Compliance............................................... 41
   ITEM 11. EXECUTIVE COMPENSATION............................................................................. 42
     Summary Compensation Table................................................................................ 42
     Employment Agreements..................................................................................... 42
     Compensation Committee Interlocks and Insider Participation............................................... 42
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................... 43
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K................................... 45


                                     PART I

         This Annual Report on Form 10-K (and any other reports issued by the Company from time to time) contain certain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including statements regarding the capabilities of an Offshore Shuttle, anticipated market size, the Company's business strategy, and the like are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various known and unknown factors including, without limitation, future economic, competitive, regulatory, and market conditions, future business decisions, the receipt of financing, construction delays, demand for the Company's services, and those factors discussed below under Management's Discussion and Analysis of Financial Condition and Results of Operations. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

ITEM 1.  BUSINESS

General

         Marine Shuttle Operations Inc. (the "Company"), through its majority-owned Norwegian subsidiary, Marine Shuttle Operations AS, is seeking to become a leading player in the market for decommissioning, installing, and transporting offshore oil and gas structures. The Company is in the development stage, has not generated any revenues from operations, and does not expect to generate any significant revenues from operations, until the year 2002, at the earliest.

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

         Marine Shuttle Operations AS ("MSOAS"), a majority-owned Norwegian subsidiary of the Company, has designed a new generation of vessel (the "Offshore Shuttle") which the Company believes will be capable of lifting and carrying most of the largest installations without extensive cutting or dismantling.

         The Company has formed strategic alliances to test, develop, manufacture, and commercialize the Offshore Shuttle concept. In particular, the Company will rely on Thyssen Krupp Stahlunion GmbH with respect to the marketing of its proposed services, RC Consultants AS with respect to its engineering and operational activities, and Schuller Industrieentsorgung AG (formerly Schuller Industrieentsorgung GmbH) with respect to waste management, onshore dismantling, and oil pollution prevention and cleanup.

         The Company was incorporated in Nevada in May 1997 under the name Geoteck International, Inc. On May 29, 1998, it changed its name to Marine Shuttle Operations Inc. In 1998, the Company acquired all of the issued and outstanding stock of MSOAS in exchange for 7,600,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), and approximately 68% of the outstanding stock of Offshore Shuttle AS ("OSAS"), the holder of the licensing and marketing rights to the Offshore Shuttle design, in exchange for 4,937,607 shares of Common Stock.

         In September 1999, OSAS merged into MSOAS, resulting in the Company owning approximately 81% of MSOAS, and MSOAS became the holder of the licensing and marketing rights to the Offshore Shuttle. The Company currently is in the process of acquiring an additional 8.4% of the outstanding shares of MSOAS from two individuals in exchange for an aggregate of 1,030,002 shares of Common Stock. There can be no assurance that such acquisition will be completed.

         The Company's principal offices in the United States are located at 4410 Montrose Boulevard, Houston, Texas 77006. Its telephone number is (713) 529-7498. Unless the context otherwise requires, the term "Company" as used herein includes Marine Shuttle Operations Inc. and its subsidiary.

The Market

         There are now more than 6,500 offshore oil and gas installations worldwide located on the continental shelf of approximately 53 countries. Of these, there are approximately 4,000 structures in the Gulf of Mexico, 950 in Asia, 700 in the Middle East, 400 in Europe, and the balance are located throughout the rest of the world. Of the European total, more than 300 are in the North Sea and the North East Atlantic.

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

         The Company believes that over the next 30 years, most of the installed base of structures will have to be decommissioned at an estimated cost of $20 billion to $40 billion. It is anticipated that a significant portion of this amount will be spent on the three hundred to four hundred large, steel, intermediate depth installations that are substantially more difficult to remove using existing technology than their shallow water counterparts. This is most evident in the North Sea and the North East Atlantic where, due to the harsh environment and the significant number of large, intermediate depth steel structures, the anticipated decommissioning costs are considerably greater than in the rest of the world. Indeed, it is estimated that approximately fifty to sixty percent of worldwide decommissioning costs will be spent in the North Sea and the North East Atlantic, even though such regions account for just five percent of the total number of installations. The Company's initial decommissioning efforts will focus on these large, intermediate depth steel structures.

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

         A number of different methods may be utilized to remove an offshore installation. Determining which method is most appropriate for a particular installation is a function of numerous factors, including the installation's size, weight, construction type, and distance from shore, the water depth, seabed characteristics, reservoir, wave, and current conditions of the site of installation, and safety considerations. The typical method of removal involves cutting the particular structure into many pieces. Crane ships and other support vessels are used to lift the pieces onto barges or, in some instances, onto the deck of the crane ships themselves. The cutting is necessitated by the limited lifting capabilities of existing crane ships. Complications often arise, however, in determining the maximum lift capability during decommissioning operations. The largest cranes theoretically are capable of lifting objects up to 14,000 tons. During an actual lift, however, various factors including safety and operational constraints (e.g., vertical and horizontal clearance, the required outreach and/or upreach of the crane boom, anchoring requirements, and proximity to other facilities, subsea wellheads, and pipelines), location characteristics, and the size and structural integrity of the pieces to be lifted all will significantly reduce the theoretical lift capability. This is best illustrated by the removal of the Odin jacket in Norway. Two cranes, with a combined maximum theoretical lift capacity of 14,000 tons, were engaged to remove a jacket that weighed approximately 10,000 tons. Despite the significant disparity between the cranes' maximum theoretical lift capacity and the weight of the jacket, the jacket had to be cut into four sections, each of which was lifted separately.

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

         The Offshore Shuttle then will be towed by tugs to the offshore location to perform the jacket removal. It will be maneuvered by the tugs and/or mooring anchors into position. The Offshore Shuttle will be ballasted at one end so that it is tilted in the water. The tugs and/or the anchors will keep the Offshore Shuttle in place while the connection to the jacket is made. The jacket will be connected by tension mechanisms or a lifting frame to the Offshore Shuttle and the jacket legs will be cut at the seabed (or, for large structures, above the foundations). Alternatively, the Offshore Shuttle can be moved into position after partial cutting of the jacket legs. The Offshore Shuttle will lift the jacket by deballasting into its original horizontal position. The jacket will be seafastened to the Offshore Shuttle and transported to another offshore site, or to a land site for dismantling or refurbishment.

         The Company believes the Offshore Shuttle will be able to remove most of the largest topsides in one piece and also will be capable of diving partly below the water surface to remove a complete jacket in one operation. The maximum weight of the structures which can be handled is a matter of design, but the Company believes that the Offshore Shuttle will be capable of lifting most of the largest structures (i.e., topsides or platforms) (up to approximately 22,000 tons) in one piece without the use of large crane barges.

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

         The cost of constructing an Offshore Shuttle is estimated to be around $100 million to $200 million, depending on size, compared to an estimated minimum cost of $200 million to $300 million to build a crane ship. Moreover, the Company anticipates that approximately 20 people will be required for a typical Offshore Shuttle decommissioning operation compared to the typical crane ship operation that requires up to 200 people. Additional support vessels are needed for both crane ship or Offshore Shuttle operations.

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

         It is anticipated that the total weight of each Offshore Shuttle will range from 8,000 tons to 19,000 tons, depending upon the task for which it is designed. The main dimensions (as described above) may be subject to change depending on the Company's determination of the number and types of marine objects which are to be installed or removed in the foreseeable future. It is the Company's intention to have each Offshore Shuttle built for a dedicated region.

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

Business Strategy

         The Company is in the process of evaluating bids received from a number of construction yards which it believes have the capacity and capability to build an Offshore Shuttle. Although there can be no assurance that the Company will be able to negotiate acceptable contract manufacturing arrangements, the Company anticipates that physical construction of the first Offshore Shuttle will start during second half 2000 and will be completed by the second half of 2002, at the earliest. Subject to the receipt of additional financing, construction delays, market conditions, demand for the Company's services, and other factors, construction of a second Offshore Shuttle is intended to commence two years after ordering the first Offshore Shuttle, and a third Offshore Shuttle is intended to commence one year after the second. There can be no assurance, however, as to the time required to complete such construction efforts or that such efforts can be successfully completed at all.

         Subject to market demand, performance results, and other factors, the Company anticipates that each Offshore Shuttle will conduct between two and five operations per year. The Company does not anticipate generating any significant revenues until the year 2002, at the earliest. There can be no assurance that the Company's assumptions regarding the number of operations to be performed will prove to be accurate, or that it will ever achieve commercially significant sales. To date, the Company has not entered into any contracts for the use of its proposed services, and no assurance can be given that any such contracts will materialize.

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

Strategic Alliances

         The Company's business strategy is dependent upon forming strategic alliances and relationships with joint venture partners, contract manufacturers, or other third parties, and upon the subsequent success of these parties in performing their responsibilities. In this regard, MSOAS has entered into agreements with Thyssen Krupp Stahlunion GmbH with respect to the marketing of its proposed services, RC Consultants AS ("RCC") with respect to its engineering and operational activities, and Schuller Industrieentsorgung AG (formerly Schuller Industrieentsorgung GmbH, "Schuller") with respect to waste management, onshore dismantling, and oil pollution prevention and cleanup.

         Thyssen Krupp Stahlunion GmbH. Thyssen Krupp Stahlunion GmbH, ("TKSU"), is a subsidiary of Thyssen Krupp AG. In addition to its activities in the steel industry, TKSU offers offshore technology and services to its clients including jacket concepts, platform abandonment/removal, and waste management. Pursuant to the agreement with MSOAS, TKSU will market the Offshore Shuttle on a worldwide basis to major oil companies, offshore contractors, and others as part of its package of offshore services. In addition, TKSU shall act as a procurement service center for the steel and equipment to be used in constructing the Offshore Shuttle, and shall have a right of first refusal to lease the Offshore Shuttle if TKSU is engaged in any decommissioning, transportation, or installation project. TKSU shall receive a commission at a rate to be agreed upon for its marketing services, and shall be precluded from promoting any products or services competitive with those of the Company. Jurgen Ternieden, a director of the Company is an officer and the head of the Pipes, Offshore, Special Products Department of TKSU.

         RC Consultants AS. RCC is a Norwegian engineering company with more than 400 skilled offshore engineers. Pursuant to a personnel agreement with MSOAS, RCC will provide MSOAS with the engineers and technicians needed during the design, engineering, fabrication, and operation of the Offshore Shuttle. Sverre Hanssen, the Chairman of the Board of Directors of RCC, is Chairman of the Board of Directors of MSOAS.

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

Proprietary Protection

         MSOAS has six patents regarding various aspects of the Offshore Shuttle design and operations, and numerous patent applications are pending.

         There can be no assurance that patents will issue from any of MSOAS's patent applications or, if issued, as to the range or degree of protection the issued patents will afford. In addition, there can be no assurance that others will not obtain patents claiming aspects similar to those covered by the patent applications or patents, or that such patents, if issued, will not be challenged by third parties, invalidated, rendered unenforceable, or designed around.

         Even if patents are issued from the patent applications and a competitor were to infringe on them, the costs of enforcing the patent rights may be substantial or even prohibitive. There can be no assurance that the Company will be successful in any action for infringement of its technology. In addition, there can be no assurance that the Offshore Shuttle will not infringe on the patent rights of others, or that patents do not exist or will not be issued in the future that would have an adverse effect on the Company's ability to manufacture or operate the Offshore Shuttle. The Company is aware of the existence of a Norwegian patent which claims the use of a U-shaped structure designed for removing and/or installing topsides. Based on the opinion of the Company's patent counsel, Bryns Patentkontor A/S, the Company believes that the Offshore Shuttle will not infringe on this Norwegian patent because, unlike the structure covered by the Norwegian patent, the Offshore Shuttle will not utilize movable transverse beams mounted to its upper beams. There can be no assurance, however, that infringement proceedings will not be brought against the Company.

         The Company also may desire or be required to obtain licenses from others in order to further develop, produce, and market the Offshore Shuttle effectively. There can be no assurance that licenses will be obtainable on commercially reasonable terms, if at all, that the patents underlying the licenses will be valid and enforceable, or that the proprietary nature of the unpatented technology underlying the licenses will remain proprietary. In addition, the Company relies on unpatented proprietary know-how and trade secrets, and employs various methods including confidentiality agreements with employees, consultants and marketing partners to protect its trade secrets and know-how. These methods may not afford complete protection and there can be no assurance that others will not independently develop trade secrets and know-how or obtain access to them.

Competition

         The Company will face competition from companies which provide decommissioning, installation, and/or transport services using cranes and barges. In addition, several companies have offered and/or have proposed solutions for lifting large platforms in one piece. These involve the use of multiple barges, twin-hull tankers, split-hull tankers, and U-shaped semi-submersibles. Competition also may arise from vessels, processes, and/or technologies currently in development, or developed in the future, by other companies. The development by others of new or improved vessels, processes, or technologies may make the services to be marketed by us less competitive or obsolete.

         Many of the Company's current and potential competitors are likely to have substantially greater financial, managerial, and technical resources than the Company does. No assurance can be given that the Company will be able to compete successfully in the marketplace, if at all.

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

Insurance

         The Company's proposed operations will be subject to all of the inherent risks of offshore marine activity, including accidents, environmental mishaps, mechanical failures, and vessels colliding, capsizing, grounding, or sinking. These occurrences can result in significant personal injury or loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage, and suspension of the Company's proposed operations. Moreover, litigation arising from any such occurrence may result in the Company being named as a defendant in lawsuits asserting material claims.

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

Employees

         The Company (including its subsidiary) employs nine people, consisting of 4 executive officers and five administrative personnel. These employees are not unionized or employed pursuant to any collective bargaining agreement or any similar agreement. The Company believes its relationship with its employees is satisfactory. The Company also utilizes the services of various consultants during the year.

Technical Development

         Technical development expenses for the year ended December 31, 1999 were $554,206. The Company did not incur technical development costs in 1998 or 1997. The Company intends to continue to devote resources and capital to technical development so it can develop and commercialize the Offshore Shuttle.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters in the United States are located in approximately 500 square feet of office space in Houston, Texas. The Company occupies these premises pursuant to a lease agreement which remains in force on a month-to-month basis. Either party may cancel this agreement with 30 days notice to the other. The agreement was entered into in February 2000, and had retroactive effect from January 1, 2000. The agreement replaces an agreement regarding the same office spaces, which was cancelled December 31, 1999. The monthly rental was reduced from $750 to $220.

         MSOAS leases 938 square meters of office space in Sandnes, Norway from RC Group ASA. The lease is for a five-year period at an average annual rent of approximately $128,400, and expires in 2003. Sverre Hanssen, the Chairman of the Board of Directors of MSOAS, is the principal shareholder and the President of RC Group ASA. In addition MSOAS leases three offices in Oslo, Norway pursuant to a 22 month lease at an annual rental of approximately $29,175 with adjustments for increases in the consumer price index.

ITEM 3.  LEGAL PROCEEDINGS

         The Company currently is not a party to any material legal proceeding.


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

                                                      Price Range
                                                      -----------
                                           High                        Low
                                           ----                        ---
      Year Ended December 31, 1999
      ----------------------------
      1st Quarter                        $5.0625                      $1.625
      2nd Quarter                           $2                        $1.0625
      3rd Quarter                         $4.25                       $0.875
      4th Quarter                        $1.4375                      $0.6875

      Year Ended December 31, 1998
      ----------------------------
      1st Quarter                         $5.75                        $3.50
      2nd Quarter                        $7.3125                        $5
      3rd Quarter                        $6.5625                       $3.50
      4th Quarter                        $6.0625                        $4


         As of March 29, 2000, there were approximately 76 holders of record of the Common Stock, including record holders which may hold such stock for beneficial owners and which have not been polled to determine the extent of beneficial ownership.

         The Company has never declared or paid dividends, and does not intend to pay any dividends in the foreseeable future on shares of Common Stock. Earnings of the Company, if any, and are expected to be retained for use in expanding the Company's business. The payment of dividends is within the discretion of the Board of Directors of the Company and will depend upon the Company's earnings, if any, capital requirements, financial condition, and such other factors as are considered to be relevant by the Board of Directors from time to time.

         In December, 1999, the Company raised $4,930,299 in gross proceeds from the sale of approximately 7 million shares of Common Stock in an offshore transaction pursuant to Regulation S through Berliner Effektenbank AG, a German investment bank, and Christiania Markets, a Norwegian investment bank. Transaction fees totaled $490,430. The net proceeds will be used for engineering work related to the construction of the first Offshore Shuttle, for repaying certain indebtedness, and for working capital and general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated Financial Statements and related notes thereto included herein.


                                           May 23, 1997                                               May 23, 1997
                                            (inception)                                                (inception)
                                              Through           Year ended         Year ended            Through
                                           December 31,        December 31,       December 31,        December 31,
                                               1999                1999             1998 (1)              1997
                                          ----------------     --------------     --------------     ----------------
Consolidated Statements of
Operation Data:
Operating revenues                        $    121,512      $     105,136       $     16,376         $         -
Total operating expenses                    12,973,788          7,829,051          4,979,806              164,931
Net (loss)                                 (12,570,929)        (7,363,850)        (5,042,148)            (164,931)
Net (loss) per share, (basic and diluted)                   $       (0.22)      $      (0.20)        $      (0.01)
Weighted average number of common
shares outstanding (basic and diluted)                         33,611,545         25,720,000           18,931,982

                                                               December 31,       December 31,        December 31,
Consolidated Balance Sheet Data:                                   1999               1998                1997
                                                               --------------     --------------     ----------------
Working capital                                             $  (2,498,097)      $ (3,588,380)   $         (10,931)
(deficit)
Total assets                                                   39,245,995         37,936,227                9,015
Notes payable                                                   2,550,000          3,605,390                    -
Total liabilities                                               4,118,442          4,810,551               19,946
Minority interest                                                 228,826            555,417                    -
Accumulated deficit                                           (12,570,929)        (5,207,079)            (164,931)
Shareholders' equity                                           34,898,727         32,570,259              (10,931)


(1) In April 1998, the Company acquired all of the outstanding stock of Marine Shuttle Operations AS. In December 1998, the Company acquired approximately 68% of the outstanding stock of Offshore Shuttle AS. See further information at
Item 7.

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

General

         The Company, through its majority-owned Norwegian subsidiary, Marine Shuttle Operations AS ("MSOAS"), is seeking to become a leading player in the market for decommissioning, installing, and transporting offshore oil and gas structures.

         The Company has designed a vessel, the "Offshore Shuttle," which it believes will be capable of lifting most of the largest topsides in one piece and also will be capable of diving partly below the water surface to remove a complete jacket in one operation. The Company anticipates that construction of the first Offshore Shuttle will be completed by the second half of 2002, at the earliest. Construction of a second Offshore Shuttle is intended to commence two years after ordering the first Offshore Shuttle, and construction of a third Offshore Shuttle is intended to commence one year after the second.

         The Company was incorporated in Nevada in May 1997 under the name Geoteck International, Inc. On May 29, 1998, it changed its name to Marine Shuttle Operations Inc. In 1998, the Company acquired

        o all of the outstanding stock of MSOAS in exchange for 7,600,000 shares of Common Stock; and

        o approximately 68% of the outstanding stock of Offshore Shuttle AS ("OSAS"), the holder of the licensing and marketing rights to the Offshore Shuttle design, in exchange for 4,937,607 shares of Common Stock.

         To benefit from a more rational and cost efficient use of the resources in MSOAS and OSAS, the Board of Directors of the two companies proposed to merge the two companies. The proposed merger plan was approved by the shareholders of both companies on May 30, 1999, and the merger became effective in September 1999. The OSAS shareholders received 1.5 MSOAS shares for each of their OSAS shares. As a result, the Company's ownership in MSOAS became approximately 81%, and MSOAS became the holder of the licensing and marketing rights. The Company currently is in the process of acquiring an additional 8.4% of the outstanding shares of MSOAS from two individuals in exchange for an aggregate of 1,030,002 shares of Common Stock. There can be no assurance that such acquisition will be completed.


Results of Operations

         The Company is in the development stage and has generated revenues to date only from study work. Since the merger of OSAS into MSOAS, the Company's main operations have been conducted through MSOAS. The following comparisons are affected by the 1998 acquisitions of OSAS and MSOAS since their results of operations are only included in the consolidated results of operations since their respective acquisition dates.

         The Company incurred net losses of $7,363,850 for 1999 compared with $5,042,148 for 1998. The Company did not have any revenues in 1997 and total operating expenses in 1997 were $164,931.

         Operating Revenues. Operating revenues for 1999 were $105,136 compared to $16,376 in 1998. The increase was due to increased study work performed for clients.

         Personnel costs. Personnel costs includes costs for both employees and contract personnel and were $1,277,938 for 1999, an increase of $1,092,444 over personnel costs of $185,494 in 1998. The increase in costs was a result of increased activities and increased personnel in MSOAS.

         Legal, audit and advisory services. Legal, audit and advisory services for the year ended December 31, 1999 were approximately $472,958, a decrease of $646,742 compared to legal, audit and advisory services of $1,119,700 in 1998. The decrease from 1998 to 1999 was mainly due to lower consulting fees as work was shifted from consultants to Company personnel.

         Cost of cancelled financing. The cost of cancelled financing in 1998 was $606,721, which was incurred in connection with a planned public offering in 1998. The public offering was cancelled and the costs were expensed.

         General and administrative expenses. General and administrative expenses for 1999 were $1,270,413, an increase of $867,667 over the general and administrative expenses of $402,745 in 1998. The increase was due to increased activities in MSOAS and MSOAS moving into new offices during 1999.

         Marketing. Marketing expenses for 1999 were $300,157, a decrease of $352,333 from $652,490 for 1998. The decrease was a result of purchasing fewer marketing materials and services in 1999, and higher costs in 1998 related to participation in the Offshore Northern Sea Exhibition in Norway.

         Technical Development. Technical development costs for 1999 were $554,206 compared to no cost in 1998. The majority of these expenses were incurred by OSAS, which majority-interest was acquired in December 1998.

         Amortization of goodwill and intangibles. Amortization of goodwill and intangibles for 1999 was $3,885,167, an increase of $2,002,963 over the amortization of goodwill and intangibles of $1,882,204 in 1998. This increase is due to amortization of goodwill and intangibles acquired in connection with the acquisition of approximately 68% of the OSAS common stock in 1998. Goodwill of $32,929,340 and other purchased intangibles of $3,591,615 were acquired in the acquisition and all being amortized over 10 and 5 to 10 years, respectively.

         Interest expense. Interest expense for 1999 was $23,389, which was $69,880 below interest expenses of $93,268 in 1998. The reason for the decrease in interest expense is that in 1999, a larger portion of the borrowings were allocated to the construction of the Offshore Shuttle and therefore were capitalized rather then expensed.

         Future Results. Results of operations for 1999 and 1998 are not indicative of the results expected in future periods due to increased costs to be incurred in developing, financing and constructing the first Offshore Shuttle, with no anticipated revenues from operation of the first Offshore Shuttle until the second half of 2002, at the earliest.

Business Strategy

         The Company is in the process of evaluating bids received from a number of construction yards which are believed to have the capacity and capability to build an Offshore Shuttle. Construction of the first Offshore Shuttle is intended to start during second half 2000. The Company anticipates that the construction of the first Offshore Shuttle will be completed by the second half of 2002, at the earliest. Construction of a second Offshore Shuttle is intended to commence two years after ordering the first Offshore Shuttle, and a third Offshore Shuttle is intended to commence one year after the second.

         Subject to market demand, performance results, and other factors, the Company anticipates that each Offshore Shuttle will conduct between two and five operations per year. In making the foregoing forecasts, the Company has assumed that each commercial operation, including all pre-engineering work, will take up to one year to complete, with the offshore portion calculated to be four weeks on average.

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

         Offshore decommissioning and installation activity in the North Sea and the North East Atlantic is highly seasonal, principally as a result of weather conditions. Historically, the greatest demand for offshore decommissioning and installation services in such regions has been during the period from May through September. The company may seek to partially offset the anticipated seasonality of its proposed operations by pursuing other potential opportunities such as leasing the Offshore Shuttle to third parties for bridge building, drydocking ships and floating platforms, and other uses. There can be no assurance that such other opportunities, if successful, will result in the anticipated offset of the seasonality of the Company's proposed operations.

Rights to the Offshore Shuttle

         The intellectual property rights to the Offshore Shuttle concept (the "Rights") were transferred to MSOAS (by virtue of its merger with OSAS) by two individuals, the developers of the Offshore Shuttle concept, pursuant to an Agreement Regarding Intellectual Property dated March 31, 1998 (the "Intellectual Property Agreement"). The Intellectual Property Agreement provides that if MSOAS shall cease to actively engage in its activities relating to the Offshore Shuttle concept, then, subject to a six-month cure period, the Rights shall revert back to the two individuals. In such event, the Company would be unable to obtain any value from the future sale or exploitation of the rights. In addition, if MSOAS desires to transfer the Rights, the two individuals have a right of first refusal with respect to such transfer. In March, 2000, an Addendum to the Intellectual Property Agreement was signed which provide that the two individuals shall waive their right to have the Rights transferred back to them as well as their right of first refusal. The waiver is subject to fulfillment of certain conditions, including that the Company receive a written commitment for the financing of the first Offshore Shuttle, and that the Company enter into contracts for the design, construction, and fabrication of the first Offshore Shuttle. In consideration of the waiver, the Company shall grant each of the two individuals, upon the satisfaction of such conditions, warrants to purchase 125,000 shares of Common Stock at $1 per share.

Goodwill and Other Intangibles

         Goodwill and other purchased intangibles arising from the acquisitions of MSOAS and OSAS are being amortized over periods ranging from 5 to 10 years, their estimated useful lives. Goodwill is being amortized over 10 years which is the expected future benefit period over which cash flows will be generated to recover the goodwill. Since the Company is a development stage company, there can be no assurance that such cash flows will be generated. As of December 31, 1999, goodwill represented 72% of total assets and 81% of total shareholders' equity.

Liquidity and Capital Resources

         The Company's ability to continue as a going concern is dependent on its ability to obtain significant additional financing. As of December 31, 1999 and 1998, the Company had cash and cash equivalents of $1,119,564 and $903,805, respectively, an accumulated deficit of $12,570,929, and $5,207,079, respectively, shareholders' equity of $34,898,727, and $32,570,259, respectively and a working capital deficit of $2,498,097, and $3,588,380, respectively. The Company is in the development stage with no operating assets presently generating cash to fund its operating and capital requirements. Accordingly, the independent auditor's report on the Company's financial statements has an explanatory paragraph addressing the Company's ability to continue as a going concern.

         In February 1999, the Company consummated a private placement of 1.15 million shares of common stock through Berliner Effektenbank AG for gross proceeds of $5.75 million.

         On March 1, 1999, the Company entered into a loan agreement with ValorInvest, Ltd, an investment company, pursuant to which ValorInvest agreed to lend the Company an aggregate of up to $6,000,000. The loan agreement was amended and restated as of December 31, 1999. The loan agreement provides that advances shall be made in increments of $250,000 and shall not exceed $500,000 in any single month unless agreed to by ValorInvest. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable on December 31, 2000; except that if the Company raises, in the aggregate, in excess of $2,000,000 from equity or long term debt financings after January 1, 2000, then the loan shall be due to the extent of 25% of such excess. As of December 31, 1999, $3,875,000 had been advanced under the loan agreement, and $2,550,000 was outstanding under the loan agreement.

         In August 1999, the Company entered into a loan agreement with Statens naerings og distriktsutviklingsfond (the Norwegian Industrial and Regional Development Fund, "SND"), pursuant to which SND agreed to lend the Company an aggregate of up to NOK 4,000,000, (approximately $515,200), to finance specific tasks within the Offshore Shuttle project. As of December 31, 1999, NOK 2,358,617 ($293,379) had been advanced under the loan agreement. The principal is repayable over a five year period commencing two years after disbursement, in semi-annual installments, each in the amount of NOK 400,000.

         In December 1999, the Company consummated a private placement of 7.04 million shares of common stock through Berliner Effektenbank AG, and Christiania Markets, Oslo, for gross proceeds of $4.93 million.

         In February 2000, the Company entered into a loan agreement with MFC Merchant Bank S.A, an investment company, pursuant to which MFC agreed to lend an aggregate of up to $2,000,000, provided that advances shall not exceed $350,000 in any single month. Any monies advanced under this loan agreement shall bear interest at the rate of LIBOR plus 3.5% per annum and shall be due and payable in full on February 25, 2001. As of March 30, 2000, $500,000 was outstanding under this agreement.

         The Company is seeking to obtain additional capital. In October 1998, the Company entered into an engagement letter with MFC Merchant Bank S.A. pursuant to which MFC shall act, on a best-efforts basis, as agent for the Company in raising additional capital. As consideration for its services, MFC shall receive a success fee equal to five percent of the capital raised plus DM 100,000 (approximately $54,000) per month until the completion or termination of the MFC financing. In addition, all of MFC's out-of-pocket expenses shall be reimbursed, and if the Company raises the necessary funds through another source, MFC shall receive a break-up fee equal to the greater of $1,200,000 or 350,000 shares of common stock.

         In September 1999, the Board of Westdeutsche Landesbank Girozentrale (WestLB) of Dusseldorf issued its conditional approval to underwrite a U.S. $157.5 million loan facility for the first Offshore Shuttle. Based on such approval, the Company has mandated WestLB to act as sole arranger and underwriter for the financing. WestLB's commitment is subject to several material conditions, including satisfactorily completing its due diligence, the Company's obtaining European government guarantees to secure a significant portion of the loan facility, and its completing of an additional equity financing. The Company is seeking to fulfill these conditions within the next few months.

         In February 2000, the Company signed a Memorandum of Understanding with the Italian Ministry of Industry and various other Italian governmental entities with respect to the financing of the first Offshore Shuttle, (the "Italian Financing"). The financial support from the various governmental entities would be in the form of equity, debt and government guarantees, and is subject to numerous material conditions, including the satisfactory completion of due diligence, the submission by an Italian shipyard of a competitive construction bid with terms and conditions acceptable to the Company, the arrangement of sufficient commercial debt financing with a major bank and the raising of additional equity capital.

         There can be no assurance that the conditions to the WestLB or the Italian Financing will be satisfied or, if satisfied, that the WestLB or the Italian Financing will be consummated on reasonable terms or at all. If it is not completed, the Company may be required to significantly curtail or cease our proposed activities. Although the Company believes that the proceeds from the WestLB or the Italian Financing, if completed, will enable the Company to construct the first Offshore Shuttle, there can be no assurance in that regard. Moreover, even if the WestLB or the Italian Financing is consummated, the Company's future capital requirements could vary significantly and will depend on certain factors, many of which are not within the Company's control. Such factors include

   o the need for cash to fund the construction of additional Offshore Shuttles;

   o greater than anticipated expenses; and

   o longer engineering, development, and construction times than now contemplated.

         If the Company is successful in completing the first Offshore Shuttle, it believes it will be able to fund the construction of additional Offshore Shuttles from its future operating cash flows and/or short or medium term debt financing. There can be no assurance, however, that the Company's beliefs will prove to be accurate.

Recent Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which standardizes the accounting for derivative instruments. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The impact on the Company's financial statements has not been determined, but the Company currently does not use derivatives to manage its exposure to foreign exchange and interest rate risk. The Company will adopt SFAS 133 as of January 1, 2001.

Year 2000 issue

         Many computer systems record years in a two-digit format. Such systems, if not modified, will be unable to recognize and properly process information with dates beyond the year 1999. It is possible that, even after January 1, 2000, this "Year 2000 issue" may cause problems or disruptions. The Company's current operations utilize computer hardware and software acquired during 1997 and 1998 which manufacturers have warranted to be Year 2000 compliant.

          Since the Company currently do not have any material relationships with any suppliers or clients, no assessment can be made at this time as to the effect third party non-compliance will have on its proposed operations. In the future, the Company intends to verify that any suppliers or clients with whom it may develop a material relationship are Year 2000 compliant. However, there can be no assurance that the Company's operations will not be adversely affected by unforeseen Year 2000 problems or third party non-compliance.

International Operations

         The Company intends to market its services in international markets. International operations entail various risks, including

        o    political instability;
        o    economic instability and recessions;
        o    exposure to currency fluctuations;
        o    difficulties of administering foreign operations generally;
        o    reduced protection for intellectual property rights;
        o    potentially adverse tax consequences; and
        o obligations to comply with a wide variety of foreign laws and other regulatory requirements.

Holding Company Structure

         At December 31, 1999, Marine Shuttle Operations Inc. owned approximately 81% of the issued and outstanding capital stock of MSOAS. Based on this ownership structure, any dividends paid by MSOAS to Marine Shuttle Operations Inc. are subject to Norwegian withholding taxes and U.S. income taxes (which can be offset to the extent of the Norwegian withholding taxes). Thus, the amount of the funds that may be distributed by MSOAS to Marine Shuttle Operations Inc. for working capital, acquisitions, investments, or other purposes will be restricted to the extent such taxes are payable.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's notes payable and long-term debt. The Company believes its exposure to interest rate risk was not material since its current notes payable consist of fixed rate indebtedness, and the long-term variable rate debt obligation was not material. The fair value of the fixed rate notes payable approximates its carrying value due to its short-term maturity.

         Interest rate risk may arise if the Company is successful in obtaining debt financing to finance the building of the first Offshore Shuttle. In such an event, the Company will assess the extent of its interest rate risk and may enter into hedging transactions to reduce its exposure and to ensure its ability to service its debt.

Foreign Exchange Risk

         Foreign exchange risk may arise if the Company is required to use different currencies for various aspects of its operations. Although the principal currency used in the offshore decommissioning industry in the U.S. Dollar, the local expenditures of MSOAS (e.g., rent, telephone, payroll, etc.) are likely to be paid in Norwegian Kroner, and it is possible that the contract for construction of the first Offshore Shuttle will be denominated in a currency other than the U.S. Dollar or the Norwegian Kroner. The Company currently has no foreign exchange contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                      Page
                                                                                                    --------
Financial Statements of Marine Shuttle Operations Inc.:
Reports of Independent  Auditors.......................................................................  23
  Consolidated Balance Sheets as of December 31, 1999 and 1998.........................................  25
  Consolidated Statements of Loss and Comprehensive Loss for the period from May 23, 1997 through December 31, 1997, for the years ended December 31, 1998 and 1999 and cumulative to December 31, 1999 from date of inception, May 23, 1997...............................  26
  Consolidated Statements of Cash Flows for the period from May 23, 1997 through December
    31, 1997, for the years ended December 31, 1998 and 1999 and cumulative to December
    31, 1999 from date of  inception, May 23, 1997.....................................................  27
  Consolidated Statements of Shareholders' Equity from date of inception, May 23, 1997 to
    December 31, 1997, and for the years ended December 31, 1998 and 1999..............................  28
   Notes to Consolidated Financial Statements December 31, 1999, 1998 and 1997.........................  29


                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
         Marine Shuttle Operations Inc.

         We have audited the accompanying consolidated balance sheet of Marine Shuttle Operations Inc. (a development stage enterprise) as of December 31, 1999, and the related consolidated statements of loss and comprehensive loss, shareholders' equity, and cash flows for the year then ended, and for the period from May 23, 1997 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 1998 and 1997, and for the period May 23, 1997 (inception) through December 31, 1998, were audited by other auditors whose report dated March 18, 1999 expressed an unqualified opinion on those statements and included an explanatory paragraph for the going concern uncertainty discussed in Note 2 to the financial statements. The financial statements for the period May 23, 1997 (inception) through December 31, 1998 include total revenues and net loss of $16,376 and $5,207,079, respectively. Our opinion on the consolidated statements of loss and comprehensive loss, shareholders' equity, and cash flows for the period May 23, 1997 (inception) through December 31, 1999, insofar as it relates to amounts for prior periods through December 31, 1998, is based solely on the report of other auditors.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marine Shuttle Operations Inc. at December 31, 1999, and the consolidated results of its operations and its cash flows for the year then ended and the period from May 23, 1997 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that Marine Shuttle Operations Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has a working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                     [ERNST & YOUNG LLP]

Houston, Texas
March 24, 2000

Independent Auditors' Report


To the Board of Directors and Stockholders of Marine Shuttle Operations Inc.


We have audited the accompanying consolidated balance sheets of Marine Shuttle Operations Inc. and subsidiaries (collectively, the "Company") as at December 31, 1998 and the related consolidated statements of loss and comprehensive loss, shareholders' equity (deficiency) and cash flows for the year ended December 31, 1998, and the period from May 23, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and the results of operations and cash flows for the year ended December 31, 1998, and the period from May 23, 1997 (inception) to December 31, 1997 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's negative working capital and deficit raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 2. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.





/s/DELOITTE & TOUCHE
Chartered Accountants
Vancouver, British Columbia, Canada
March 18, 1999

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)

                           CONSOLIDATED BALANCE SHEETS
                                  (U.S.Dollars)



                                                                  December 31,           December 31,
                                                                      1999                   1998
                                                               ----------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                      $  1,119,564                 903,805
Restricted cash                                                      54,478                 128,535
Accounts receivables                                                 38,619                  16,254
Other current receivables                                           114,305                 173,577
                                                                 ----------              ----------
Total Current Assets                                              1,326,966               1,222,171
                                                                 ----------              ----------

Pension fund                                                              -                   8,018
Property, plant and equipment, net                                5,980,857               2,067,287
Debt issue cost                                                   1,109,510                       -
Goodwill, net                                                    28,096,422              31,389,355
Patents and agreements, net                                       2,732,240               3,249,396
                                                                 ----------              ----------

TOTAL ASSETS                                                   $ 39,245,995              37,936,227

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable                                               $    933,817                 963,908
Notes payable                                                     2,550,000               3,605,390
Other current liabilities                                           341,246                 241,253
                                                                 ----------              ----------
Total current liabilities                                         3,825,063               4,810,551
                                                                 ----------              ----------


Long Term Debt
                                                                    293,379                      -
Minority interests
                                                                    228,826                 555,417

Contingencies (Note 2)

SHAREHOLDERS' EQUITY
Authorized 75,000,000 common shares with a par value
of $0.001. Issued and outstanding 40,750,642 common
shares with a par value of $0.001 at December 31,
1999 and 32,557,607 common shares at December 31, 1998               40,751                  32,558
Other paid in capital                                            47,684,739              37,734,263
Deficit accumulated during the development stage                (12,570,929)             (5,207,079)
Accumulated other comprehensive income (loss)                      (255,834)                 10,517
                                                               ------------              ----------
Total shareholders' equity                                       34,898,727              32,570,259
                                                               ------------              ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 39,245,995             $37,936,227
                                                               ============              ==========

                      See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)

             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                  (U.S.Dollars)

                                                 Cumulative to
                                               December 31, 1999                                             Period from
                                                 from date of           Year ended         Year ended      May 23, 1997 to
                                                   inception           December 31,       December 31,       December 31,
                                                 May 23, 1997              1999               1998               1997
                                              --------------------   -----------------   ---------------   -----------------

Operating revenues                             $    121,512             $ 105,136           $ 16,376        $        --
OPERATING EXPENSES
 Personnel costs                                  1,503,432             1,277,938            185,494             40,000
 Legal, audit and advisory services               1,665,086               472,958          1,119,700             72,428
 Cost of cancelled financing                        606,721                  --              606,721               --
 General and administrative expenses              1,725,661             1,270,413            402,745             52,503
 Marketing expenses                                 952,647               300,157            652,490                 --
 Technical development                              554,206               554,206               --                   --
 Depreciation                                       106,684                96,217             10,467                 --
 Amortization - goodwill and   intangibles        5,767,371             3,885,167          1,882,204                 --
 Loss on investment                                  90,000                   --              90,000                 --
Currency exchange loss (gain)                         1,980               (28,005)            29,985                 --
                                                -----------           -----------        -----------        -----------

 Total operating expenses                         7,829,051             4,979,806        12,973,788             164,931
                                                -----------           -----------        -----------        -----------

 Interest expense, net of capitalized               116,657                23,389             93,268
 Interest income                                    (71,413)              (56,864)           (14,549)              --
                                                -----------           -----------        -----------        -----------

 Net loss before minority interest             $(12,897,520)         $ (7,690,440)      $ (5,042,148)       $  (164,931)
                                                -----------             -----------         ---------       -----------

Minority interest                                  (326,591)             (326,591)                --                 --
                                                -----------           -----------        -----------        -----------

 Net loss                                      $(12,570,929)         $ (7,363,850)       $(5,042,148)        $(164,931)
                                                ===========           ===========        ===========        ===========
 Other comprehensive (loss) income:
 Accumulated other comprehensive
 Income (loss)                                     (255,834)             (266,351)            10,517                 --
                                                -----------           -----------        -----------        -----------

 Comprehensive loss                            $(12,826,762)         $ (7,630,201)      $ (5,031,631)                --
                                                ===========           ===========        ===========        ===========


Basic and diluted loss per share                                     $      (0.22)      $      (0.20)       $     (0.01)
                                                                      ===========        ===========        ===========

 Basic and diluted weighted average shares out standing                33,611,545         25,720,000         18,931,982
                                                                      ===========        ===========        ===========

                                  See accompanying notes to consolidated financial statements



                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (U.S.Dollars)


                                                     Cumulative to
                                                    December 31,1999                                       Period from
                                                      From date of        Year ended      Year ended       May 23, 1997
                                                       inception        December 31,     December 31,    to December 31,
                                                      May 23, 1997          1999           1998                1997
                                                  ---------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                             $ (12,570,929)     $ (7,363,850)     (5,042,148)      $ (164,931)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                            5,874,056         3,981,385       1,892,671                -
Minority interest                                         (326,591)         (326,591)              -                -
Loss on investment                                          90,000                            90,000                -
Unrealized loss on foreign currency                         39,790             7,698          32,092                -
Changes in working capital:
Accounts receivable                                        (38,620)          (22,366)        (16,254)               -
Other current receivables and restricted cash             (168,781)          (81,850)        (86,931)               -
Accounts payable                                           933,817           (30,092)        947,817           16,092
Other current liabilities                                  301,456           441,444        (143,842)           3,854
                                                  ------------------    ------------   -------------       ----------
Net cash used in operating activities                   (5,865,802)       (3,394,222)     (2,326,595)        (144,985)
                                                  ------------------    ------------   -------------       ----------

INVESTING ACTIVITIES
Investments                                               (100,000)                -        (100,000)               -
Capital expenditures                                    (4,874,332)       (4,158,657)       (715,675)               -
Proceeds on sale of investment                              10,260               260          10,000                -
Advance to Marine Shuttle Operations AS                   (249,986)                -        (249,986)               -
Acquisition of Marine Shuttle Operations AS                416,635                 -         416,635                -
Advance to Offshore shuttle AS                            (100,000)                -        (100,000)               -
Acquisition of Offshore Shuttle AS                         482,476                 -         482,476                -
                                                  ------------------    ------------   -------------       ----------
Net cash used in investing activities                   (4,414,947)       (4,158,397)       (256,550)               -
                                                  ------------------    ------------   -------------       ----------

FINANCING ACTIVITIES
Issuance of capital stock                               10,849,050        10,679,050               -          170,000
Share issue cost                                          (736,381)         (720,381)              -          (16,000)
                                                          (736,381)         (720,381)              -          (16,000)
Debt issue cost                                         (1,109,510)       (1,109,510)              -                -
Payment on note payable                                 (5,875,000)       (5,875,000)              -                -
Borrowing on note payable                                8,718,379         5,218,379       3,500,000                -
                                                  ------------------    ------------   -------------       ----------
Net cash provided by financing activities               11,846,537         8,192,537       3,500,000          154,000
                                                  ------------------     ------------  -------------       ----------
Effect of exchange rate change on cash and cash
equivalents                                               (446,223)         (424,158)        (22,065)               -
Net increase (decrease) in cash and cash
equivalents                                              1,119,564           215,759         894,790            9,015
                                                  ------------------   ------------    -------------       ----------

Cash and cash equivalents at beginning of
period                                                           -           903,805           9,015                -
                                                  ------------------   ------------    -------------       ----------

Cash and cash equivalents at end of period           $   1,119,564      $  1,119,564         903,805            9,015
                                                  ==================    ============    =============      ==========
Supplemental disclosure of cash flow
Information:
Cash payments for interest                           $      38,562      $     38,562   $           -       $        -

Cash receipts for interest                           $     (71,413)     $    (56,864)  $     (14,549)               -



          See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (U.S.Dollars)

   Year ended December 31, 1999 ended December 31, 1999 and 1998, and from the date of inception, May 23, 1997, to December 31, 1997

                                                                             Accumulated other
                                       Common Shares                           Comprehensive                       Total
                                 --------------------------      Paid-in          income        Accumulated    Shareholders'
                                   Shares         Amount         Capital          (loss)         (Deficit)        Equity
-----------------------------------------------------------------------------------------------------------------------------

Issued on incorporation          10,000,000     $  10,000     $              $               $              $     10,000

Private placement                10,020,000        10,020        133,980                                         144,000


Net loss                                                                                         (164,931)      (164,931)
                                 ----------    ----------    -----------     ------------     -----------     ----------
Balance at December 31,1997      20,020,000        20,020        133,980               --        (164,931)       (10,931)
                                 ----------    ----------    -----------     ------------     -----------     ----------


Issued on acquisition of MSOAS    7,600,000         7,600     22,792,400               --              --     22,800,000


Issued on acquisition of OSAS     4,937,607         4,938     14,807,883               --              --     14,812,821


Net loss .                               --            --             --               --      (5,042,148)    (5,042,148)

Other comprehensive income -
foreign currency translation
adjustments                              --            --             --           10,517              --         10,517
                                 ----------    ----------    -----------     ------------     -----------     ----------

Balance at December 31, 1998     32,557,607        32,558     37,734,263           10,517      (5,207,079)    32,570,259
                                 ----------    ----------    -----------     ------------     -----------     ----------

Private placements:
February 1999                     1,149,750         1,150      5,517,650               --              --      5,518,800
December 1999                     7,043,285         7,043      4,432,826               --              --      4,439,869


Net loss                                 --            --             --               --      (7,363,850)    (7,363,850)

Other comprehensive (loss) -
foreign currency translation
adjustments                              --            --             --         (266,351)             --       (266,351)
                                 ----------    ----------    -----------     ------------     -----------     ----------

Balance at December 31, 1999     40,750,642    $  40,751     $47,684,739         (255,834)   $(12,570,929)   $34,898,727
                                 ----------    ----------    -----------     ------------     -----------     ----------



          See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
1.       NATURE OF OPERATIONS

         Marine Shuttle Operations Inc. (the "Company"), through its majority-owned Norwegian subsidiary, Marine Shuttle Operations AS ("MSOAS"), is seeking to become a leading player in the market for decommissioning, installing and transporting of offshore oil and gas structures. The Company, being in the development stage, has not generated any significant revenues from operations and does not expect to generate any significant revenues from operations until the year 2002, at the earliest. There can be no assurance, however, that the Company will ever achieve commercially significant sales. To date, the Company has not entered into any contracts for the use of its proposed services, and no assurance can be given that any such contracts will materialize.

          In 1998, the Company acquired 100% of MSOAS, and approximately 68% of the outstanding capital stock of Offshore Shuttle AS ("OSAS"). At the time, OSAS held the licensing and marketing rights to the "Offshore Shuttle", a vessel being developed to lift and carry large installations without extensive cutting or dismantling. In September 1999, OSAS merged into MSOAS, and as a result, MSOAS is the holder of the licensing and marketing rights to the Offshore Shuttle, and the Company's ownership interest in MSOAS became approximately 81%. See Note 8. Unless the context otherwise requires, the term "Company" hereinafter includes Marine Shuttle Operations Inc. and its subsidiaries.

2.       GOING CONCERN

         The Company's ability to continue as a going concern is dependent on its ability to obtain significant additional financing. As shown in the financial statements, the Company is in the development stage and at December 31, 1999 has accumulated losses from operations amounting to $12,570,929 and a working capital deficit of $2,498,097, with no operating assets presently generating cash to fund its operating and capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to raise additional capital. There can be no assurance that the Company will be able to raise additional capital on reasonable terms, if at all, or that any financing transaction will not be dilutive to current shareholders. If the Company is not able to raise additional capital, it may be required to significally curtail or cease its operating activities. The financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These financial statements have been prepared in accordance with generally accepted accounting principles in the United States and reflect the following significant accounting principles:

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, Marine Shuttle Operations AS (MSOAS). Intercompany transactions and balances have been eliminated.

         ESTIMATES AND ASSUMPTIONS

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         MARKETING

         All marketing and advertising costs are expensed as incurred.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity of three months or less.

         EQUIPMENT

         Equipment is recorded at cost. Depreciation is charged to operations over the estimated useful lives of the assets as follows:
Computer equipment.........................   30-35%
Office equipment...........................   20-30%

         The average building period for an Offshore Shuttle is estimated to be 24 months. All direct costs including interest related to the construction of the Offshore Shuttle are capitalized as incurred, and depreciation will commence when the Offshore Shuttle is available for operation.


         GOODWILL AND OTHER INTANGIBLES

         Goodwill arising from acquisitions and other purchased intangibles are amortized on a straight-line basis over 10 years and 5 years to 10 years, respectively.

         Patents are recorded at cost or fair value at date of acquisition less accumulated amortization, which is calculated on a straight-line basis over their estimated lives.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The carrying value of long-lived assets, principally goodwill and equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For goodwill and equipment, the determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related assets.

         OPERATING REVENUE RECOGNITION

         As discussed in Note 1, the Company is in its development stage and therefore has no significant operating revenue. However, if and when the operations for decommissioning offshore oil or gas installations begin, the Company will recognize revenue based on contractual terms as services are performed. Operating revenue recognized in 1999 and 1998 pertains to study work performed on behalf of clients and was recognized as the work was performed.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         STOCK-BASED COMPENSATION

         In accordance with the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations (`APB 25") in accounting for its employee stock-based compensation plans. Under APB 25, if the exercise price of employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

         FINANCIAL INSTRUMENTS AND RISK CONCENTRATION

         The Company estimates that the carrying values of its cash and cash equivalents, current receivables and, payables, and notes payable approximate fair value at December 31, 1999 and 1998 due to the short-term maturity of the balances. Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents. It is the Company's practice to place its cash and cash equivalents in time deposits at commercial banks with high credit ratings. In foreign locations, local financial institutions are generally utilized for local currency needs. The Company limits the amount of exposure to any one institution and does not believe it is exposed to any significant credit risk.


         FOREIGN CURRENCY TRANSLATION

         The U.S. dollar is the functional currency of Marine Shuttle Operations Inc. MSOAS uses Norwegian Kroner ("NOK") as its functional currency. Accordingly, MSOAS translate assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are deferred and recorded as a separate component of comprehensive income (loss) and as a component of shareholders' equity. Revenue and expense for MSOAS is translated using the average exchange rates in effect for the period. Foreign currency exchange gains and losses are recognized in other income (expense) as incurred.

         Revenues and expenses are translated at the average exchange rate for the reporting period. Gains and losses arising from translation of financial statements of subsidiaries not reporting in U.S. dollars are deferred and recorded as a separate component of comprehensive income (loss). The exchange rate between the NOK and U.S. dollar at December 31, 1999 was 8.0395 NOK to the US dollar.

         RECLASSIFICATIONS

         Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

         RECENT PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which standardizes the accounting for derivative instruments.

         SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The impact on the Company's financial statements has not been determined, but the Company currently does not use derivatives to manage its exposure to foreign exchange and interest rate risk. The Company will adopt SFAS 133 as of January 1, 2001.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 1999

4.       RESTRICTED CASH

         Restricted cash includes taxes withheld from employees of the Norwegian subsidiaries of $33,791 and $72,614, for 1999 and 1998, respectively, and rental deposits of $20,687 and $55,921, for 1999 and 1998, respectively.

5.       ACCOUNTS RECEIVABLE

         Accounts receivable are recorded at net realizable value. No allowance for doubtful account has been provided.

6.       OTHER CURRENT RECEIVABLES
December 31,                                      1999                1998
----------------------------------- ------------------- -------------------
Prepaid expenses                              $ 35,519            $ 41,684
VAT receivable                                  30,162              90,775
Other current receivable                        48,624              41,118
                                    ------------------- -------------------
Total other current receivable                $114,305           $ 173,577
                                    ------------------- -------------------

7.       LOSS ON INVESTMENT

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

8.       ACQUISITIONS

         On April 14, 1998, the Company acquired 100% of the issued and outstanding stock of Marine Shuttle Operations AS, a Norwegian company ("MSOAS "), in exchange for 7,600,000 common shares of the Company. The 7,600,000 shares are held by a trustee pursuant to the terms of a trust agreement. The shares cannot be sold prior to the release from the trust. The shares are to be released as to 10% on July 1, 2000, and an additional 30% on each of July 1, 2001, 2002, and 2003. This transaction was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill and is being amortized on a straight-line basis over 10 years. The result of operations of MSOAS have been consolidated from April 14, 1998.

         In 1998, the Company acquired 3,291,738 shares of Offshore Shuttle AS ("OSAS"), a Norwegian limited company, representing approximately 68% of the outstanding OSAS capital stock, in exchange for 4,937,607 shares of the Company's common stock. The shares of the Company's common stock that were issued were recorded at a deemed value of $3.00 per share based on the estimated fair value of the net assets acquired from OSAS. This transaction was accounted for using the purchase method. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill and identified intangibles and is being amortized on a straight-line basis over 10 years. The results of operations of OSAS have been consolidated from December 31, 1998.

         In September 1999, OSAS merged into MSOAS. As a result, the Company's ownership in MSOAS became approximately 81%, and MSOAS became the holder of the licensing and marketing rights to the Offshore Shuttle. The merger was accounted for in a manner similar to the pooling of interests method. Prior results were not restated because the impact on the consolidated financial statements from inception through September 1999 was not material.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 1999

8.       ACQUISITIONS (continued)

         The selected pro forma consolidated financial information for the Company set forth below gives effect to the acquisitions of the shares of MSOAS and OSAS, and presents the results of operations of the Company as if the MSOAS and OSAS acquisitions were made effective May 23, 1997. The pro forma consolidated financial statements are not intended to reflect the results of operations or the financial position of the Company which would have actually resulted had the acquisitions been made on May 23, 1997. Further, the pro forma financial information is not necessarily indicative of the results of operations or the financial position that may be obtained in the future.

                                             Cumulative from date
                                                 of inception,                                     Period from
                                               May 23, 1997, to            Year ended            May 23, 1997 to
                                               December 31, 1999        December 31, 1998       December 31, 1997
------------------------------------        ------------------------  ----------------------   ---------------------
Revenue                                        $         191,709        $          29,633       $          56,940
                                            ------------------------  ----------------------   ---------------------
Net loss                                       $     (18,335,509)       $      (6,029,096)      $      (4,942,563)
                                            ------------------------  ----------------------   ---------------------
Basic and diluted loss per share                                        $           (0.19)      $           (0.16)
                                                                      ----------------------   ---------------------


9.       EQUIPMENT

December 31,                                   1999                1998
----------------------------------------- --------------     ----------------
Computer and office equipment             $      328,562     $        247,411
Construction in progress                       5,758,979            1,830,343
                                          --------------     ----------------
                                               6,087,541            2,077,754
Accumulated depreciation                         106,684               10,467
                                          --------------     ----------------
                                          $    5,980,857     $      2,067,287
                                          ==============     ================

Capitalized interest on construction in progress was $226,665 and $12,122, for the years ending December 31, 1999 and 1998, respectively.

10.      GOODWILL

December 31,                                    1999               1998
----------------------------------------- ----------------   ----------------
Total cost                                $     32,929,340   $     32,929,340
Accumulated amortization                         4,832,918          1,539,985
                                          ----------------   ----------------
                                          $     28,096,422   $     31,389,355
                                          ================   ================

11.      PATENTS AND AGREEMENTS

December 31,                                    1999               1998
----------------------------------------- ----------------   ----------------
Total cost                                $      3,666,693   $      3,591,615
Accumulated amortization                           934,453            342,219
                                          ----------------   ----------------
                                          $      2,732,240   $      3,249,396
                                          ================   ================

12.      OTHER CURRENT LIABILITIES

December 31,                                   1999                1998
----------------------------------------- ----------------   ----------------
Accrued salary and social security cost   $        107,180   $         84,378
Accrued other operating expenses                   234,066            156,875
                                          ----------------   ----------------
Total other current liabilities           $        341,246   $        241,253
                                          ================   ================

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 1999

13.      NOTES PAYABLE

         In March 1998, the Company entered into a loan agreement with ValorInvest Ltd, an investment company based in Geneva, Switzerland, pursuant to which ValorInvest agreed to lend an aggregate of up to $3,500,000 to the Company at such times as the Company requested, provided that advances were to be made in increments of $250,000 and were not to exceed $500,000 in any single month. Pursuant to the loan agreement, the Company borrowed an aggregate of $3,500,000, which amount was evidenced by three non-negotiable promissory notes bearing interest at the rate of 7.5% per annum. In February 1999, the Company repaid all monies due under the notes, including interest, and the loan agreement was terminated.

         On March 1, 1999, the Company entered into a loan agreement with ValorInvest Ltd., an investment company, pursuant to which ValorInvest agreed to lend the Company an aggregate of up to $6,000,000. The loan agreement was amended and restated as of December 31, 1999. The loan agreement provides that advances shall be made in increments of $250,000 and shall not exceed $500,000 in any single month unless agreed to by ValorInvest. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable on December 31, 2000; except that if the Company raises, in the aggregate, in excess of $2,000,000 from equity or long term debt financings after January 1, 2000, then the loan shall be due to the extent of 25% of such excess. As of December 31, 1999, $3,875,000 had been advanced under the loan agreement, and $2,550,000 was outstanding under the loan agreement.

         In August 1999, the Company entered into a loan agreement with Statens naerings og distriktsutviklingsfond (the Norwegian Industrial and Regional Development Fund, "SND"), pursuant to which SND agreed to lend the Company an aggregate of up to NOK 4,000,000, (approximately $515,200) to finance specific tasks within the Offshore Shuttle project. As of December 31, 1999, NOK 2,358,617 (approximately $293,379) had been advanced under the loan agreement. The principal is repayable two years after disbursement, over five years in semi-annually installments, each in the amount of NOK 400,000.

         In October 1998, the Company entered into an engagement letter with MFC Merchant Bank S.A. pursuant to which MFC shall act, on a best-efforts basis, as agent for the Company in raising additional capital. As consideration for its services, MFC shall receive a success fee equal to five percent of the capital raised plus DM 100,000 (approximately $54,000) per month until the completion or termination of the MFC financing. In addition, all of MFC's out-of-pocket expenses shall be reimbursed, and if the Company raises the necessary funds through another source, MFC shall receive a break-up fee equal to the greater of $1,200,000 or 350,000 shares of common stock.

         In September 1999, the Board of Westdeutsche Landesbank Girozentrale (WestLB) of Dusseldorf issued its conditional approval to underwrite a U.S. $157.5 million loan facility for the first Offshore Shuttle. Based on such approval, the Company has mandated WestLB to act as sole arranger and underwriter for the financing. WestLB's commitment is subject to several material conditions, including satisfactorily completing its due diligence, the Company's obtaining European government guarantees to secure a significant portion of the loan facility, and its completing of an additional equity financing. The Company is seeking to fulfill these conditions within the next few months. The Company has deferred debt issue costs related to the financing.

14.      COMMITMENTS

         The Company has rental expenses for office lease of $212,167 and $122,092 for 1999 and 1998, respectively.

         MSOAS leases 938 square meters of office space in Sandnes, Norway from RC Group ASA. The lease is for a five-year period at an average annual rent of NOK 1,032,350 (approximately $129,000), and expires in 2003. In addition MSOAS leases offices in Oslo, Norway pursuant to a 22 month lease at an annual rental of NOK 234,554 (approximately $29,000). The agreement expires April 2001.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 1999

15.      RELATED PARTY TRANSACTIONS

         MSOAS is a party to a personnel services agreement with RC Consultants AS ("RCC"), and leases office space from RC Group ASA. RCC is wholly owned subsidiary of RC Group ASA. The Chairman of RCC is also the Chairman of MSOAS and the President and principal shareholder of RC Group ASA. The Company paid approximately $2,093,701 and $532,200, in 1999 and 1998, respectively, to RCC for services under the personnel services agreement. Compensation for services rendered under such agreement is to be based on normal trade terms. The Company paid a total of approximately $2,336,915 and $587,995 in 1999 and 1998, respectively, to companies within the RC Group.

         MSOAS is a party to a cooperation agreement with Schuller Industrieentsorgung AG ("Schuller") pursuant to which Schuller shall provide waste management, onshore dismantling, oil pollution prevention, and cleanup services. The Company paid approximately $193,309 and $127,217, in 1999 and 1998 respectively, to Schuller for marketing research and other services rendered. The President and a director of the Company are shareholders and members of the supervisory board of Schuller.

         MSOAS has entered into an agreement with Thyssen Krupp Stahlunion GmbH ("TKSU") with respect to marketing and procurement services. The Company paid approximately $224,217 and $65,126, in 1999 and 1998, respectively, to TKSU under such agreement. A director of the Company is an officer and the head of the Pipes, Offshore, Special Products Department of TKSU.

         During the years ended December 31, 1999 and 1998, the Company paid approximately $23,313 and $103,894, respectively, to a law firm, a member of which is a director of the Company.

         Under a consultancy agreement that expired December 31, 1999, the Company paid remuneration of approximately $120,350 and $127,265 in 1999 and 1998, respectively, to a shareholder of the Company and a former Board member of OSAS.

         On March 31, 1998, MSOAS entered into an agreement with a former member of the Board of OSAS and a former Managing Director of OSAS regarding the exclusive transfer of the intellectual property rights relating to the Offshore Shuttle concept (the "Rights"). The agreement provides that if MSOAS for any reason whatsoever should cease to continue in an active manner its activities related to the concept, the Rights could be transferred back to them against certain compensation. In the event that MSOAS wishes to transfer the rights to a third party, the two individuals shall have the right of first refusal with respect to such transfer.

         An addendum to the intellectual property agreement was signed in March, 2000 which provides that, subject to the fulfillment of certain conditions, the two individuals shall waive and relinquish the right of first refusal and any and all rights to have the Rights transferred back to them. The conditions are related to the Company achieving a written confirmation for a financing for the full and complete design and fabrication of the first Offshore Shuttle, and the Company entering into such contracts as are required for the design, construction and complete fabrication of the first Offshore Shuttle. In consideration of the waiver of the Rights, the Company shall grant to each of the two individuals warrants to purchase 125,000 shares of common stock of the Company at value $1 per share. Such warrants shall be granted immediately only upon satisfaction of the above mentioned conditions.

16.      STOCK OPTION PLAN

         The Company has established a Stock Option Plan for employees, officers, directors, consultants, and advisors. Options granted under the Stock Option Plan may be either incentive stock option or non-qualified stock options. The Company has reserved 2,000,000 common shares for issuance under the Stock Option Plan.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 1999

16.      STOCK OPTION PLAN (continued)

         Options granted for issuance under the Stock Option Plan generally are not transferable, and the exercise price of incentive stock options must be at least equal to 100% (110% in the case of optionees who own more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the common shares on the date of grant. As of December 31, 1999, no options had been granted or were outstanding under the Stock Option Plan. See note 20.

         The Company has established a Stock Option Plan for employees, officers, directors, consultants, and advisors. Options granted under the Stock Option Plan may be either incentive stock option or non-qualified stock options. The Company has reserved 2,000,000 common shares for issuance under the Stock Option Plan. Options granted for issuance under the Stock Option Plan generally are not transferable, and the exercise price of incentive stock options must be at least equal to 100% (110% in the case of optionees who own more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the common shares on the date of grant. As of December 31, 1999, no options had been granted or were outstanding under the Stock Option Plan. See note 20.

         The Stock Option Plan may be administered by the Board of Directors or a committee of the Board (the "Committee"). The Board of Directors or the Committee, as the case may be, has the power to determine the terms of any options granted thereunder, including the exercise price, the number of shares subject to the option, and the exercisability thereof. The term of any option granted under the Stock Option Plan may not exceed ten years. The specific terms of each option grant shall be approved by the Board of Directors or the Committee.

         In 1997, OSAS adopted a stock option plan which provides for the granting of incentive options to employees and board members to purchase an aggregate of 220,000 shares of OSAS common stock at prices and terms to be decided by the Board of Directors. Options granted under the stock option plan may be exercisable for a period of up to three years from the date of grant. All options granted under this plan have exercise prices equal to the fair market value of the stock on the date of grant and increasing at a rate of one percent per month. Upon the merger in 1999 with MSOAS, the OSAS stock option plan was adopted by MSOAS. Options to purchase 150,000 shares of common stock in MSOAS have been issued to employees.

         The activities in relation to the stock incentive plan are summarized as follows:

                                                             Number of
                                                               Shares
                                                         -------------------
Granted  in and outstanding at December 31, 1997                    135,000
Granted in 1998                                                      45,000
Exercised in 1998                                                    15,000
Canceled in 1998                                                     15,000
                                                         -------------------
Outstanding at December 31, 1999 and 1998                           150,000
                                                         -------------------

No stock options were granted or exercised under this plan during 1999.

         The Company applies APB 25 in accounting for its stock option plans. Accordingly, because the option price is equal to the fair market price at the date of grant, no compensation expense has been recognized for its stock option plans.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 1999

17.      PENSION

         MSOAS has a defined benefit retirement plan which covers all of their employees. Plan benefits are based on years of service and final salary levels. The plan is administrated by an insurance company. Contributions to plan are made in accordance with Norwegian laws and regulations. Net periodic benefit costs were $49,693 for the year ended December 31, 1999. There was no cost recorded in the Company's consolidated financial statements in prior years.

December 31,                                                1999         1998
------------------------------------------------------------------------------
Status of pension plans reconciled to balance
  sheet Defined benefit plans:
Projected benefit obligation at end of the year      $    43,671  $    38,553
Fair value of plan assets at end of the year              42,975       46,570
                                                     -----------  ------------

Funded status of the plans at end of year            $     (696)  $     8,017
                                                     -----------  -----------
Weighted-average assumptions at end of year
Discount rate                                                7 %          7 %
Expected return on plan assets                               6 %          6 %
Rate of compensation increase                                3 %          3 %


18.      INCOME TAXES

         The Company has no provision for income taxes for the year ended December 31, 1999 because the Company generated a loss for the year which may not be currently benefited. The Company's net operating loss carry-forwards for U.S. and Norwegian tax purposes as of December 31, 1999 and 1998 were approximately as follows:

December 31,                             1999                 1998
------------------------------------------------------------------
U.S.                               $2,758,757           $2,021,108
Norway                             $6,999,678           $4,050,483
                                   ----------           ----------
Total                              $9,758,435           $6,071,591

         To the extent not used, the operating loss carryforwards will expire in varying amounts beginning in the year 2007. Based on available evidence, including the Company's history of operating losses, the uncertainty of future profitability and the impact of tax laws which may limit the Company's ability to utilize such loss carry-forwards, management has recorded a full valuation allowance against the Company's net deferred tax assets.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 1999

18.      INCOME TAXES (continued)

         The difference between the Company's effective tax rate and the U.S. statutory rate for income taxes was as follows:

                                                                                               PERIOD FROM
                                                   YEAR ENDED           YEAR ENDED           MAY 23, 1997 TO
                                                  DECEMBER 31,         DECEMBER 31,            DECEMBER 31,
                                                      1999                 1998                    1997
                                               -------------------  --------------------  ----------------------
 Statutory Rate                                            35.00%                35.00%                  35.00%

 Amortization of Goodwill                                 -17.68%               -13.07%                   0.00%

 Other Permanent Differences                               -0.03%                -0.20%                  -0.85%

 Foreign Tax Rate Differential                             -2.74%                -1.81%                   0.00%

 Change in Valuation Allowance                            -14.55%               -19.92%                 -34.15%
                                              -------------------  --------------------  ----------------------
 Effective Rate                                             0.00%                 0.00%                   0.00%
                                              ===================  ====================  ======================

         Significant components of the Company's deferred tax assets and liabilities were approximately as follows:

December 31,                                                        1999              1998              1997
-------------------------------------------------------------------------------------------------------------
Net Operating Loss Carry-forwards                            $2,934,760         $1,832,062           $57,726

Valuation Allowance                                         ($2,934,760)       ($1,832,062)         ($57,726)
                                                        -----------------------------------------------------
Net Deferred Tax Asset                                               Nil               Nil               Nil


19.      SEGMENT DISCLOSURES

         The Company is currently marketing and making preparations for the construction of its first Offshore Shuttle. In accordance with SFAS No. 131 the Company considers its business to consist of one reportable operating segment. All of the Company's physical assets are located in Norway.


20.       SUBSEQUENT EVENTS

         In February, 2000, the Company granted incentive stock options to purchase 100,000 shares of common stock, of the Company (the "Common Stock"), at the price of $1.00 per share (the fair market value of the Common Stock on the date of grant), to a Vice President and Director of the Company.

         In February 2000, the Company entered into a loan agreement with MFC Merchant Bank S.A, pursuant to which MFC agreed to lend the Company an aggregate of up to $2,000,000, provided that advances shall not exceed $350,000 in any single month. Any monies advanced under this loan agreement shall bear interest at the rate of LIBOR plus 3.5% per annum and shall be due and payable in full on February 25, 2001.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 1999

20.      SUBSEQUENT EVENTS (continued)

         In February 2000, the Company signed a Memorandum of Understanding with the Italian Ministry of Industry and various other Italian governmental entities with respect to the financing of the first Offshore Shuttle. The financial support from the various governmental entities would be in the form of equity, debt and government guarantee, and is subject to numerous material conditions, including the satisfactory completion of due diligence, the submission by an Italian shipyard of a competitive construction bid with terms and conditions acceptable to the Company, the arrangement of sufficient commercial debt financing with a major bank, and the raising of additional equity capital.

         Effective February 8, 2000, the Company entered into a two-year loan out agreement with Mancorp AS for the services of Stephen Adshead. The agreement provides that Mancorp AS shall loan out the services of Mr. Adshead who shall devote at least 50% of his professional and business time to serve as Vice President to the Company and shall receive a salary of $60,000 per annum.


21.      COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE

                                                                                                 PERIOD FROM MAY 23,
                                                             YEAR ENDED          YEAR ENDED            1997 TO
                                                            DECEMBER 31,        DECEMBER 31,         DECEMBER 31,
                                                                1999                1998                 1997
                                                        --------------------------------------------------------------
Net loss  for the period attributable
  to basic loss per share                                   $ (7,363,850)       $ (5,042,148)        $  (164,931)
Net loss for the period attributable to diluted
  earnings per share                                        $ (7,363,850)       $ (5,042,148)        $  (164,931)
Weighted average shares outstanding                           33,611,545          25,720,000          18,931,982
Dilutive stock options                                                 -                   -                   -
Total shares for basic and fully diluted
  loss per share                                              33,611,545          25,720,000          18,931,982
Basic loss per share                                        $      (0.22)       $      (0.20)        $     (0.01)
Diluted loss per share                                      $      (0.22)       $      (0.20)        $     (0.01)

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 17, 1999, the Company discontinued the services of Deloitte & Touche, L.L.P ("Deloitte & Touche") as its independent accountants. The decision to discontinue the services of Deloitte & Touche was approved by the Company's Board of Directors upon the recommendation of the Company's Audit Committee.

         Effective June 22, 1999, the Company engaged Ernst & Young LLP as its new independent accountants to audit the Registrant's financial statements for the year ending December 31, 1999.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names, ages and positions of the executive officers and directors of the Company:

Name                                                      Age           Position with Company
----                                                      ---           ---------------------
Franz Eder............................................     39    President and Chairman of the Board
Iqbal Akram...........................................     56    Vice President and a Director
Stephen Adshead.......................................     50    Vice President and a Director
George Wilfred Norman Wareham.........................     47    Treasurer, Chief Financial Officer, and Secretary
Jurgen Ternieden(1)...................................     57    Director
Hubert Besner(1)......................................     37    Director

-----------
(1)      Member of the Audit Committee

         Franz Eder has been the Company's President and Chairman of the Board since April 14, 1998, and a director of MSOAS since December, 1997. He has been Chairman of the Supervisory Board of Schuller Industrieentsorgung AG since May, 1998, and served as the general manager of Schuller from July, 1997 through May, 1998. From 1992 to 1997, Mr. Eder was General Manager at CETEM Industrieentsorgung und Wiederverwertung GmbH, a German company engaged in waste management. From 1990 to 1991, he was a consultant to several companies, and from 1989 to 1990, he was the head of the trade finance department at AMRO Handelsbank AG in Munich, Germany. Mr. Eder received a Masters of Business degree from Business University of Vienna in 1985.

         Iqbal Akram has been a director of the Company since April 14, 1998. He has been Vice President since February 19, 1998 and served as a consultant to the Company for a period of approximately two weeks prior thereto. Since 1992, he has been the managing director and a partner in Peregrine Consultants, S.A., a Luxembourg management consulting firm. He also has been the sole principal of Peregrine Consultants, United Kingdom since 1998. From February 1996 through March 1998, he served as a Group Finance and Corporate Director of the House of Habib, a Pakistani industrial, manufacturing, and financial services group. In 1995, he served as Group Financial Advisor to the Southern Electric Group in the implementation of a power project in Pakistan. He is currently a Fellow of the Institute of Directors, the Chartered Institute of Cost and Management Accountants, and the Institutes of Chartered Accountants in England, Canada, and Pakistan. He also is a director of Lombard Financial Investments S.A., a Luxembourg investment holding-company and Imumed International Ltd, a Bermuda listed company. He received a Bachelor of Science, Honour degree in Economics from the London School of Economics and Political Science in 1965.

         Stephen Adshead has been Vice President and a director of the Company since February 8, 2000 and has been Managing Director and a Member of the Board of MSOAS since December, 1997. Since February, 1998, he has been an employee and a director of Mancorp AS, a consulting company. He has 26 years of experience in the oil, gas and shipbuilding industry managing large projects. From 1991 to 1998, Mr. Adshead worked for Phillips Petroleum Company Norway, where he was a member of the project management team assigned to the Ekofisk II project from 1994 to 1998. Mr. Adshead received his Honours Degree in Engineering from Edinburgh University in 1972.

         G.W. Norman Wareham has been the Company's Treasurer, Chief Financial Officer, and Secretary since January 1998, and was a director of the Company from January 1998 through April 14, 1998. Since May, 1996, Mr. Wareham has been an owner and operator of Wareham Management Ltd., a management consulting and accounting services firm servicing a number of American and Canadian public companies, including the Company. From May 1996 to October 1998, Mr Wareham was treasurer and a director of Intercap Resource Management Corp., an oil and gas exploration and production company. From September 1996 to October 1998 he served as a Vice President, Secretary, and a director of Zmax Corporation, a company providing Y2K services. From April 1995 to April 1996, he was employed on a contract basis as an accountant with Wanzel Sigmund & Overes, a public practice accounting firm. From April 1993 to February 1995, he was the President of Global Financial Corporation, an investment company located in the British West Indies. Mr. Wareham is a director and a member of the audit and compensation committees of ZMAX Corporation; the Secretary and a director of Solar Energy Limited; a director and a member of the audit committee of Orko Gold Corporation; a director and member of the audit and compensation committees of Cybernet Internet Services International, Inc.; a director, President and Secretary of Bullet Environmental Technologies, Inc., a director, President and Secretary of Quantum Power Corporation, a director and Secretary of ASP Ventures Corp., a director and the CFO of Viper Resources, Inc. and a director of ImuMed International Ltd.., and Anthian Resources Inc. Mr. Wareham graduated from Carson Graham High School in Vancouver, Canada in 1971, and completed a certified general accountants course in 1976.

         Jurgen Ternieden has been a director of the Company since April 14, 1998, Chairman of the Board of OSAS from March 1998 until its merger with MSOAS in September 1999, and an officer and the head of the Pipes, Offshore, Special Products Department of Thyssen Krupp Stahlunion GmbH since 1991. From 1981 to 1990, he was a senior sales manager and head of the Pipes Department at TKSU. Mr. Ternieden received his intermediate high school certificate from Realschule Muelheim in 1959.

         Hubert Besner has been a director of the Company since May 6, 1998. Since 1994, he has been a partner in the law firm of Besner Kreifels Weber, Munich, Germany. From 1992 to 1994, he was the head of the legal department of Schneider AG, a German real estate development company. He currently is a director of Cybernet Internet Services International, Inc., the head of the Supervisory Board of Cybernet Internet-Dienstleistungen AG and a member of the Supervisory Boards of Vianet Telekommunikations AG, Cybernet Italia S.p.A, Eclipse S.p.A., Typhoon Networks AG, start AG and IPO Beteiligungen AG. Dr. Besner received his First State Exam in Law from Ludwig-Maximilians-Universitat in 1986, and his doctorate magna cum laude from Ludwig-Maximilians-Universitat in 1988.

         No family relationship exists between any director or executive officer and any other director or executive officer.


Section 16(a) Beneficial Ownership and Reporting Compliance

         The Company's executive officers, directors, and beneficial owners of more than 10% of any class of its equity securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are required under the Exchange Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to the Exchange Act, the Company believes that during the year ended December 31, 1999 all filing requirements applicable to the Reporting Persons were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information with respect to the compensation paid by the Company to the Company's Chief Executive Officer and to each executive officer of the Company (other than the Chief Executive Officer) who received salary and bonus payments in excess of $100,000 during the year ended December 31, 1999 (collectively, the "Named Executive Officers").

                                               Annual Compensation                       Long Term Compensation
                                       ------------------------------------- -----------------------------------------------
                                                                                     Awards                Payouts
                                                                             --------------------- -------------------------
                                                                              Restricted
                                                              Other Annual      Stock     Options/   LTIP        All Other
                               Fiscal    Salary      Bonus    Compensation     Award(s)     SARs    Payouts    Compensations
Name and Principal Position     Year       ($)        ($)          ($)           ($)        (#)       ($)          ($)
----------------------------- -------- ----------- --------- --------------- ----------- --------- ---------- --------------
Franz Eder, Chairman of the   1999      100,000       --           --            --         --        --           --
Board and President

                              1998       58,333

                              1997         --         --           --            --         --        --           --

Employment Agreements

         On June 1, 1998, the Company entered into a two-year employment agreement with Franz Eder, the President and Chairman of the Board of the Company. Pursuant to such agreement, Mr. Eder shall devote at least 75% of his professional and business time to the Company and shall receive a salary of $100,000 per annum.

         Effective April 14, 1998, the Company entered into a two-year employment agreement with Iqbal Akram. The agreement provides that Mr. Akram shall devote at least 50% of his professional and business time to the Company as Vice President and shall receive a salary of $60,000 per annum.

         On April 14, 1998, the Company entered into a two-year loan out agreement with Wareham Management Ltd. for the services of G.W. Norman Wareham. The agreement provides that Wareham Management Ltd. shall loan out the services of Mr. Wareham to serve as Chief Financial Officer, Treasurer, and Secretary, and Wareham Management Ltd. shall receive an annual fee of $32,100.

         Effective February 8, 2000, the Company entered into a two-year loan out agreement with Mancorp AS for the services of Stephen Adshead. The agreement provides that Mancorp AS shall loan out the services of Mr. Adshead who shall devote at least 50% of his professional and business time to serve as Vice President to the Company and shall receive a salary of $60,000 per annum.


Compensation Committee Interlocks and Insider Participation

         Compensation decisions are made by the non-employee directors of the Company. No interlocking relationship exists between any member of the Company's board of directors and any member of the board of directors or compensation committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, certain information as of March 30, 2000, regarding beneficial ownership of the Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock; (ii) each director of the Company;
(iii) each Named Executive Officer of the Company; and (iv) all of the Company's executive officers and directors as a group.

                                                                               Number of Shares of Common     Percentage of Class
Name of Beneficial Holder                                                       Stock Beneficially Owned       Beneficially Owned
-------------------------                                                      --------------------------     -------------------
Franz Eder...........................................................                   7,600,000(1)                  18.7%
Iqbal Akram..........................................................                     100,000(2)                     *
Stephen Adshead......................................................                           0                        0%
Norman Wareham.......................................................                           0                        0%
Jurgen Ternieden.....................................................                     332,499                        *
Hubert Besner........................................................                           0                        0%
BEG Berliner Effektenbeteiligungsgesellschaft AG (3).................                   3,950,000(4)(5)                9.7%
Kurfurstendamm
119
10711 Berlin, Germany
All officers and directors as a group (6 persons)....................                   8,032,499(6)                  19.7%

-----------
(1) Such shares are being held by a trustee pursuant to the terms of a pooling trust agreement. Although the disposition of such shares is covered by an S-1 Registration Statement declared effective by the Securities and Exchange Commission on December 21, 1998, such shares may not be disposed of by Mr. Eder until they are released to him by the trustee. Mr. Eder will receive 10% of such shares on July 1, 2000 and an additional 30% of such shares on July 1st of each of the three years thereafter. Thereafter the trustee shall seek instructions from Mr. Eder before taking any action as a stockholder with respect to any of the shares held in trust.

(2)  Represents shares underlying currently exercisable stock options.

(3) A 40% owned subsidiary of Berliner Freiverkehr (Aktien) AG ("BFAG"). BFAG also owns 40% of Berliner Effektenbank AG.

(4)  Does not include 800,000 shares of common stock owned by BFAG.

(5) Such shares, as well as the 800,000 shares of common stock owned by BFAG, are being held by a pooling trustee pursuant to the terms of a pooling trust agreement and will not be released until August 3, 2001. During such time, the trustee shall seek instructions from BEG Berliner Effektenbeteilgungsgesellschaft AG and BFAG, respectively, before taking any action as a stockholder with respect to any of such shares.

(6)  Includes 100,000 shares underlying currently exercisable stock options.

* Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 14, 1998, the Company issued 7,600,000 shares of Common Stock to Franz Eder, the President and the Chairman of the Board of the Company, in exchange for the 999,000 shares of MSOAS capital stock (constituting all of MSOAS's issued and outstanding capital stock) held by Mr. Eder. The stock certificate evidencing the shares of Common Stock that were issued to Mr. Eder is being held by a trustee pursuant to the terms of a pooling trust agreement. Such shares may not be disposed of by Mr. Eder until they are released to him by the trustee. Mr. Eder will receive 10% of such shares on July 1, 2000 and an additional 30% of such shares on July 1st of each of the three years thereafter. Thereafter the trustee shall seek instructions from Mr. Eder before taking any action as a stockholder with respect to any of the shares held in trust.

         In 1998, the Company acquired 3,291,738 shares of OSAS (approximately 68% of the outstanding OSAS capital stock) in exchange for 4,937,607 shares of Common Stock. In connection therewith, the 221,666 OSAS shares held by Jurgen Ternieden, a director of the Company, were exchanged for 332,499 shares of Common Stock.

         MSOAS is a party to a cooperation agreement with Schuller Industrieentsorgung AG ("Schuller") pursuant to which Schuller shall provide waste management, onshore dismantling, and oil pollution prevention and cleanup services. The Company paid approximately $193,309 and $127,217, in 1999 and 1998 respectively, to Schuller for marketing research and other services rendered. Franz Eder and Hubert Besner are shareholders and members of the supervisory board of Schuller.

         MSOAS is a party to a personnel services agreement with RC Consultants AS. Sverre Hansen, the Chairman of RC Consultants AS, is the Chairman of MSOAS. The Company paid approximately $2,093,701 and $592,821, in 1999 and 1998 respectively, to RC Consultants AS for these services. In addition, MSOAS leases office space in Sandnes, Norway pursuant to a lease agreement with RC Group ASA. The lease agreement provides for an average annual rent of NOK 1,032,350 (approximately $137,158), and expires in 2003. RC Group ASA is the sole shareholder of RC Consultants AS, and Sverre Hanssen is the President and the principal shareholder of RC Group ASA.

         MSOAS has entered into an agreement with Thyssen Krupp Stahlunion GmbH ("TKSU") with respect to the marketing and procurement services. The Company paid approximately $224,217 and $65,126, in 1999 and 1998 respectively, to TKSU under such agreement. Jurgen Ternieden, a director of the Company, is an officer and the head of the Pipes, Offshore, Special Products Department of TKSU.

         During the period ended December 31, 1999 and 1998, the Company paid approximately $23,313 and $103,894, respectively, to the law firm Besner, Kreifels, Weber. Hubert Besner, a member of Besner, Kreifels, Weber, is a director of the Company.

         During January and February 1999, the Company raised $5,748,750 in gross proceeds from the sale of approximately 1.15 million shares of common stock in an offshore transaction pursuant to Regulation S. Berliner Effektenbank AG received a fee of $229,950 (renegotiated from $575,000) for serving as placement agent in connection with the transaction. In December, 1999, the Company raised $4,928,300 in gross proceeds from the sale of approximately 7.1 million shares of common stock in an offshore transaction pursuant to Regulation
S. Berliner Effektenbank AG received a fee of $195,000 for serving as co-placement agent in connection with the transaction. Berliner Effektenbank AG is a 40%-owned subsidiary of Berliner Freiverkehr (Aktien) AG ("BFAG"). BFAG also owns 40% of BEG Berliner Effektenbeteiligungsgesellschaft AG, one of our principal stockholders.

         The Company believes that the transactions set forth above were made on terms no less favorable to the Company then could have been obtained from unaffiliated third parties.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)      The following documents are filed as part of this report:

1.       Financial Statements (included in Part II, Item 8)

                                                                                                        Page
                                                                                                      --------
Financial Statements of Marine Shuttle Operations Inc.:
Reports of Independent Auditors.....................................................................     23
    Consolidated Balance Sheets as of December 31, 1999 and 1998....................................     25
    Consolidated Statements of Loss and Comprehensive Loss for the period from May 23, 1997 through December 31, 1997, for the years ended December 31, 1998 and 1999 and
         cumulative to December 31, 1999 from date of inception, May 23, 1997.......................     26
    Consolidated Statements of Cash Flows for the period from May 23, 1997 through December
         31, 1997, for the years ended December 31, 1998 and 1999 and cumulative to December
         31, 1999 from date of inception, May 23, 1997..............................................     27
    Consolidated Statements of Shareholders' Equity from date of inception, May 23, 1997 to
          December 31, 1997, and for the years ended December 31, 1998 and 1999.....................     28
    Notes to Consolidated Financial Statements December 31, 1999, 1998  and 1997....................     29


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


                         MARINE SHUTTLE OPERATIONS INC.

                                 /s/ Franz Eder
                                 -----------------------
Date:  March 30, 2000            Franz Eder, Chairman of the Board and President
                                 (principal executive officer)

                                 /s/ G.W. Norman Wareham
                                 -----------------------
                                 G.W. Norman Wareham, Chief Financial Officer
                                 (principal financial and accounting officer)

                                 /s/ Kirsten O. Lima
                                 -----------------------
                                 Kirsten O. Lima, Finance Director MSOAS,

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                    Title                       Date
           ---------                    -----                       ----
/s/ Franz Eder                         Director                 March 30, 2000
--------------
Franz Eder

/s/ Iqbal Akram                        Director                 March 30, 2000
-----------------
Iqbal Akram

/s/ Stephen Adshead                    Director                 March 30, 2000
-------------------
Stephen Adshead

/s/ Jurgen Ternieden                   Director                 March 30, 2000
--------------------
Jurgen Ternieden

/s/ Hubert Besner                      Director                 March 30, 2000
------------------
Hubert Besner

                                INDEX TO EXHIBITS

 Exhibit #                                              Document                                               Page
 ---------                                              --------                                               ----
    2.1      Stock Purchase Agreement, dated February 19, 1998, between the Registrant and Franz Eder.
             Incorporated by reference to Exhibit 2.1 to the Company's Registration on Form S-1, File No.
             333-58465.
    2.2      Agreement Regarding Exchange of Shares between the Registrant, SPAX Holding AS, et. al.
             Incorporated by reference to Exhibit 2.2 to the Company's Registration on Form S-1, File No.
             333-58465.
    2.3      Form of Agreement Regarding Exchange of Shares between the Registrant and various stockholders of Offshore Shuttle AS (including schedule of omitted documents pursuant to Item
             601(a) of Regulation S-K). Incorporated by reference to Exhibit 2.3 to the Company's
             Registration on Form S-1, File No. 333-58465.
    2.4      Stock Exchange Agreement, dated May 20, 1998, between the Registrant and G. Foss Beheer B.V.
             Incorporated by reference to Exhibit 2.5 to the Company's Registration on Form S-1, File No.
             333-58465.
    2.5      Stock Exchange Agreement, dated May 20, 1998, between the Registrant and Per Bull Haugs0en.
             Incorporated by reference to Exhibit 2.6 to the Company's Registration on Form S-1, File No.
             333-58465.
    3.1      Articles of Incorporation of the Registrant, as amended.  Incorporated by reference to
             Exhibit 3.1 to the Company's Registration on Form S-1, File No. 333-58465.
    3.2      Amended and Restated By-laws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Company's Registration on Form S-1, File No. 333-58465.
    4.1      Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to the Company's
             Registration on Form S-1, File No. 333-58465.
    10.1     Head License Agreement between Marine Shuttle Operations AS and Offshore Shuttle AS dated
             March 31, 1998, amended as of September 1, 1998 and as of November 20, 1998. Incorporated
             by reference to Exhibit 10.1 to the Company's Registration on Form S-1, File No. 333-58465.
    10.2     Co-operation Agreement between Marine Shuttle Operations AS and Schuller
             Industrieentsorgung AG. Incorporated by reference to Exhibit 10.2 to the Company's
             Registration on Form S-1, File No. 333-58465.
    10.3     Personnel Services Contract between RC Consultants AS and Marine Shuttle Operations AS dated February 26, 1998. Incorporated by reference to Exhibit 10.3 the Company's Registration on Form S-1, File No. 333-58465.
    10.4     Accounting Services Contract between RC Consultants AS and Marine Shuttle Operations AS dated February 26, 1998. Incorporated by reference to Exhibit 10.4 to the Company's Registration on Form S-1, File No. 333-58465.
    10.5     Amended and Restated Loan Agreement, dated as of December 31, 1999, between the Registrant and ValorInvest Ltd. (including promissory note dated as of December 31, 1999).
    10.6     Marketing Agreement between Marine Shuttle Operations AS and Thyssen Stahlunion GmbH, dated
             April 14, 1998.  Incorporated by reference to Exhibit 10.6 to the Company's Registration on
             Form S-1, File No. 333-58465.
    10.7     The Registrant's 1998 Stock Option Plan.  Incorporated by reference to Exhibit 10.7 to the
             Company's Registration on Form S-1, File No. 333-58465.
    10.8     Employment Agreement, dated as of June 1, 1998, between the Registrant and Franz Eder.
             Incorporated by reference to Exhibit 10.8 to the Company's Registration on Form S-1, File No.
             333-58465.
    10.9     Employment Agreement, dated as of April 14, 1998, between the Registrant and Iqbal Akram.
             Incorporated by reference to Exhibit 10.9 to the Company's Registration on Form S-1, File No.
             333-58465.
   10.10     Agreement, dated as of April 14, 1998, between the Registrant, Wareham Management, Ltd., and
             George Wilfred Norman Wareham. Incorporated by reference to Exhibit 10.10 to the Company's
             Registration on Form S-1, File No. 333-58465.


   10.11     Lease, dated as of February 1, 1999, by and between the Registrant and 4410 Montrose
             Partnership. Incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
   10.12     Loan Agreement, dated May 13, 1998, between the Registrant and Marine Shuttle Operations
             AS. Incorporated by reference to Exhibit 10.12 to the Company's Registration on Form S-1,
             File No. 333-58465.
   10.13     Credit Agreement, dated February 17, 2000 between the Registrant and MFC Merchant Bank, S.A.
   10.14     Agreement, dated as of February 8, 2000, among the Registrant, Mancorp AS, and Stephen Adshead
   10.15     Addendum No. 1 to Intellectual Property Agreement among Gunnar Foss, Per Bull Haugsoen,
             Marine Shuttle Operations AS, and Marine Shuttle Operations Inc.
    21       List of the Registrant's Subsidiaries.  Incorporated by reference to Exhibit 21 to the
             Company's Registration on Form S-1, file No. 333-58465
    27.      Financial Data Schedule                                                                                 *
    99.1     Statement of Approval from Det Norske Veritas AS regarding the technical feasibility of the
             Offshore Shuttle concept. Incorporated by reference to Exhibit 99.1 to the Company's
             Registration on Form S-1, File No. 333-58465.
    99.2     Engagement letter, dated October 26, 1998, between the Registrant and MFC Merchant Bank S.A.
             Incorporated by reference to Exhibit 99.2 to the Company's Registration on Form S-1, File No.
             333-58465.