Form 10-Q
period 2000-03-31
MARINE SHUTTLE OPERATIONS INC
filed 2000-05-12
CIK 1064469

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934   For the quarterly period ended March 31, 2000
                                ------------------------------------------------

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                               -----------------    ----------------------

                         Commission File Number 0-29796


                         MARINE SHUTTLE OPERATIONS INC.
                         ------------------------------
             (Exact name of Registrant as Specified in Its Charter)

             Nevada                                     91-1913992
----------------------------------------     -----------------------------------
    (State or Other Jurisdiction of          I.R.S. Employer Identification No.)
    Incorporation or Organization)

4410 Montrose Boulevard, Houston, Texas                   77006
----------------------------------------     -----------------------------------
(Address of Principal Executive Offices)                (Zip Code)



Registrant's Telephone Number, Including Area Code (713) 529-7498
                                                   --------------



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _


    Number of  outstanding shares of the issuer's common stock at  May 11, 2000:
42,230,644

                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I.          FINANCIAL INFORMATION....................................................................  3

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED).........................................................  3

CONSOLIDATED BALANCE SHEETS...............................................................................  3

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS....................................................  4

CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................................................  5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS............................................................  6

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....  10

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................  13

PART II.         OTHER INFORMATION........................................................................  14

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.........................................................  14

SIGNATURES................................................................................................  15

INDEX OF EXHIBITS.........................................................................................  16

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEETS
                                  (U.S.Dollars)

                                                                March 31,        December 31,
                                                                  2000              1999
                                                              ------------      -------------
                                                               (unaudited)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                    $    112,946      $ 1,119,564
 Restricted cash                                                    35,070           54,478
 Accounts receivables                                                    -           38,619
 Other current receivables                                         168,432          114,305
                                                              ------------      -----------
 Total Current Assets                                              316,448        1,326,966

 Property, plant and equipment, net                              6,406,572        5,980,857

 Debt issue cost                                                 1,286,325        1,109,510
 Goodwill, net                                                  27,273,189       28,096,422
 Patents and agreements, net                                     2,593,496        2,732,240
                                                              ------------      -----------
 TOTAL ASSETS                                                 $ 37,876,030      $39,245,995
                                                              ============      ===========
 LIABILITIES AND SHAREHOLDERS` EQUITY

 Current Liabilities
 Accounts payable                                             $    652,587      $   933,817
 Notes payable                                                   3,050,000        2,550,000
 Other current liabilities                                         600,105          341,246
                                                              ------------      -----------
 Total Current Liabilities                                       4,302,692        3,825,063

 Long Term Debt                                                    279,227          293,379

 Minority Interest                                                  47,201          228,826

 Contingency (Note 2)

 Shareholders' Equity
 Authorized 75,000,000 common shares with a par value of $0.001. Issued and outstanding 40,750,642 common shares with a par value of $0.001 at March 31, 2000

 and December 31, 1999                                              40,751           40,751
 Other paid in capital                                          47,684,739       47,684,739

 Deficit accumulated during the development stage              (14,148,144)     (12,570,929)
 Accumulated other comprehensive loss                             (330,436)        (255,834)
                                                              ------------      -----------
 Total Shareholders' Equity                                     33,246,910       34,898,727
                                                              ------------      -----------
 TOTAL LIABILITIES AND SHAREHOLDERS'

 EQUITY                                                       $ 37,876,030      $39,245,995
                                                              ============      ===========

See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                  (U.S.Dollars)
                                   (unaudited)

                                                   Cumulative to                   Three Months Ended
                                                   March 31, 2000                      March 31,
                                                from date of inception   -----------------------------------
                                                   May 23, 1997                2000                   1999
                                              ------------------------   ---------------------  ------------
Operating revenues                                 $    121,512            $         -           $         -
                                                   ------------            -----------           -----------

OPERATING EXPENSES
 Personnel costs                                      1,819,242                315,810               410,630
 Legal, audit and advisory services                   1,780,392                115,306               180,833
 Cost of cancelled financing                            606,721                      -                     -
 General and administrative                           1,974,673                249,012               260,570
 Marketing                                            1,007,802                 55,156               104,646
 Technical development                                  583,403                 29,197               196,589
 Depreciation                                           130,187                 23,503                24,486
 Amortization - goodwill and intangibles              6,739,942                972,571               999,124
 Loss on investment                                      90,000                      -                     -
 Currency exchange loss (gain)                          (2,649)                 (4,629)               15,386
                                                   ------------            -----------           -----------
 Total operating expenses                          $ 14,729,713            $ 1,755,926           $ 2,192,264
                                                   ------------            -----------           -----------
 Interest expense, net of capitalized                   124,003                  7,346                17,252
 Interest income                                        (75,844)                (4,431)              (21,722)

 Net loss before minority interest                 $(14,656,360)            (1,758,841)           (2,187,793)
                                                   ------------            -----------           -----------
 Minority interest                                     (508,216)              (181,626)              (58,568)
                                                   ------------            -----------           -----------
 Net loss                                          $(14,148,144)           $(1,577,215)          $(2,129,225)
                                                   ============            ===========           ===========
 Other comprehensive loss:
  Accumulated other comprehensive loss                 (330,436)               (74,602)              (53,158)
                                                   ------------            -----------           -----------
 Comprehensive loss                                $(14,478,580)            (1,651,817)           (2,182,383)
                                                   ------------            -----------           -----------
 Basic and diluted loss per share                                          $     $0.04)          $     (0.06)
                                                                           ===========           ===========


 Basic and diluted weighted average shares outstanding                      40,750,642             33,403,274
                                                                           ===========           ============

See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (U.S.Dollars)
                                   (unaudited)

                                                          Cumulative to                      Three Months Ended
                                                          March 31, 1999                           March 31,
                                                      from date of inception         -------------------------------------
                                                          May 23, 1997                   2000                1999
                                                          ------------               ------------             ------------
 OPERATING ACTIVITIES
 Net Loss                                                   $(14,148,144)            $ (1,577,215)            $ (2,129,225)

 Adjustments to reconcile net income to net cash provided by operating activities:

 Depreciation and amortization                                 6,870,130                  996,074                1,023,610
 Minority interest                                              (508,216)                (181,626)                 (58,568)
 Loss on investment                                               90,000                       --                       --

 Unrealized loss on foreign currency                              36,359                   (3,431)                  42,110

 Changes in working capital:
 Accounts receivable                                                  --                   38,619                   16,254

 Other current receivables and restricted cash                  (203,500)                 (34,718)                (101,936)

 Accounts payable                                                652,587                 (281,230)                (354,239)
 Other current liabilities                                       563,744                  262,288                  494,561
                                                            ------------             ------------             ------------
 Net cash used in operating activities                      $ (6,647,040)            $   (781,239)            $ (1,067,433)
                                                            ------------             ------------             ------------
 INVESTING ACTIVITIES
 Investments                                                    (100,000)                      --                       --
 Capital expenditures                                         (5,340,910)                (466,578)              (1,478,110)
 Proceeds on sale of investment                                   10,260                       --                       --

 Advance to Marine Shuttle Operations AS                        (249,986)                      --                       --
 Acquisition of Marine Shuttle Operations AS                     416,635                       --                       --
 Advance to Offshore shuttle AS                                 (100,000)                      --                       --
 Acquisition of Offshore Shuttle AS                              482,476                       --                       --
                                                            ------------             ------------             ------------
 Net cash used in investing activities                      $ (4,881,525)            $   (466,578)            $ (1,478,110)
                                                            ------------             ------------             ------------
 FINANCING ACTIVITIES
 Issuance of capital stock                                    10,849,050                       --                5,748,750
 Share issue cost                                               (736,381)                     --                  (229,950)
 Debt issue cost                                              (1,286,325)                (176,815)
 Payment on Note payable                                      (5,875,000)                      --               (3,500,000)
 Borrowing on Note payable                                     9,218,378                  500,000                1,000,000
                                                            ------------             ------------             ------------
 Net cash provided by financing activities                  $ 12,169,722             $    323,185             $  3,018,800
                                                            ------------             ------------             ------------

Effect of exchange rate change in cash and
cash equivalents                                                (528,211)                 (81,986)                 (53,154)


Net increase (decrease) in cash and cash
equivalents                                                 $    112,946             $ (1,006,618)            $    420,103
                                                            ------------             ------------             ------------

Cash and cash equivalents at beginning of period                      --                1,119,564                  903,805
                                                            ------------             ------------             ------------
Cash and cash equivalents at end of period                  $    112,946             $    112,946             $  1,323,908
                                                            ============             ============             ============

See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                         (A development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.      BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Companys Annual Report on Form 10-K for the year ended December 31, 1999. Unless the context otherwise requires, the term Company hereinafter includes Marine Shuttle Operations Inc. and its subsidiary.

2.      NATURE OF OPERATIONS

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

        In 1998, the Company acquired 100% of MSOAS, and approximately 68% of the outstanding capital stock of Offshore Shuttle AS (OSAS). At the time, OSAS held the licensing and marketing rights to the Offshore Shuttle, a vessel being developed to lift and carry large installations without extensive cutting or dismantling. In September 1999, OSAS merged into MSOAS, and as a result, MSOAS is the holder of the licensing and marketing rights to the Offshore Shuttle, and the Companys ownership interest in MSOAS became approximately 81%. The merger was accounted for in a manner similar to the pooling of interests method. Prior results were not restated because the impact on the consolidated financial statements from inception through September 1999 was not material.

        In April 2000, the Company acquired an additional 8.41% of the outstanding shares of MSOAS in exchange for an aggregate of 1,030,002 shares of Common Stock, resulting in ownership of approximately 89.5% of the outstanding shares of MSOAS.

Also in May 2000, the Company sent out an offer to the rest of the minority shareholders of MSOAS, giving them the opportunity to exchange their MSOAS shares for shares of the Company. The offer will be subject to the condition that minority shareholders representing more than 90% of the outstanding minority shares of MSOAS accept the offer. The offer period ends in June 2000, but may be withdrawn or cancelled without notice.

                         MARINE SHUTTLE OPERATIONS INC.
                         (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)

3.      GOING CONCERN

        The Company's ability to continue as a going concern is dependent on its ability to obtain significant additional financing. As shown in the financial statements, the Company is in the development stage and at March 31, 2000 has accumulated losses from operations amounting to $14,148,144 and a working capital deficit of $3,986,244, with no operating assets presently generating cash to fund its operating and capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to raise additional capital. There can be no assurance that the Company will be able to raise additional capital on reasonable terms, if at all, or that any financing transaction will not be dilutive to current shareholders. If the Company is not able to raise additional capital, it may be required to significally curtail or cease its operating activities. The financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4.      EXTERNAL FINANCING

        On March 1, 1999, the Company entered into a loan agreement with ValorInvest Ltd., an investment company, pursuant to which ValorInvest agreed to lend the Company an aggregate of up to $6,000,000. The loan agreement was amended and restated as of December 31, 1999. The loan agreement provides that advances shall be made in increments of $250,000 and shall not exceed $500,000 in any single month unless agreed to by ValorInvest. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable on December 31, 2000; except that if the Company raises, in the aggregate, in excess of $2,000,000 from equity or long term debt financings after January 1, 2000, then the loan shall be due to the extent of 25% of such excess. As of March 31, 2000, $3,875,000 had been advanced under the loan agreement, and $2,550,000 was outstanding.

        In August 1999, the Company entered into a loan agreement with Statens naerings og distriktsutviklingsfond (the Norwegian Industrial and Regional Development Fund, "SND"), pursuant to which SND agreed to lend the Company an aggregate of up to NOK 4,000,000, (approximately $472,400) to finance specific tasks within the Offshore Shuttle project. As of March 31, 2000, NOK 2,358,617 (approximately $278,566) had been advanced under the loan agreement. The principal is repayable two years after disbursement, over five years in semi-annually installments, each in the amount of NOK 400,000.

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

                         MARINE SHUTTLE OPERATIONS INC.
                         (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)

4. EXTERNAL FINANCING (continued).

        In September 1999, the Board of Westdeutsche Landesbank Girozentrale (WestLB) of Dsseldorf issued its conditional approval to underwrite a $157.5 million loan facility for the first Offshore Shuttle. Based on such approval, the Company has mandated WestLB to act as sole arranger and underwriter for the financing. WestLB's commitment is subject to several material conditions, including satisfactorily completing its due diligence, the Companys obtaining European government guarantees to secure a significant portion of the loan facility, and its completing of an additional equity financing. The Company is seeking to fulfill these conditions within the next few months. The Company has deferred debt issue costs related to the financing.

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

        In February 2000, the Company entered into a loan agreement with MFC Merchant Bank S.A, pursuant to which MFC agreed to lend the Company an aggregate of up to $2,000,000, provided that advances shall not exceed $350,000 in any single month. Any monies advanced under this loan agreement shall bear interest at the rate of LIBOR plus 3.5% per annum and shall be due and payable in full on February 25, 2001. As of March 31, 2000, $500,000 had been advanced under the loan agreement.

5. INCOME TAXES

        The Company has not provided for an income tax liability due to the availability of operating loss carry-forwards. The Company has net operating losses which may give rise to future tax benefits of approximately $3,150,000 as of March 31, 2000. To the extent not used, net operating loss carry-forwards expire in varying amounts beginning in the year 2007. Based on available evidence, including the Company's history of operating losses, the uncertainty of future profitability and the impact of tax laws which may limit the Company's ability to utilize such loss carry-forwards, management has recorded a full valuation allowance against the realization of the net deferred tax assets.

6. STOCK OPTIONS

        In February, 2000, a Vice President and Director of the Company, and three employees of the Company's subsidiary were each granted incentive stock options to purchase 100,000 shares of common stock at the price of $1.00 per share (the fair market value of the common stock on the date of grant). As of March 31, 2000, options to purchase 400,000 shares were outstanding under the Stock Option Plan.

        The Company applies APB 25 in accounting for its stock option plans. Accordingly, because the option price is equal to the fair market price at the date of grant, no compensation expense has been recognized for its stock option plans.

                         MARINE SHUTTLE OPERATIONS INC.
                         (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)


7. RECENT PRONOUNCEMENT

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

8. SUBSEQUENT EVENTS

        In April 2000, the Company consummated a private placement of 450,000 shares of common stock for gross proceeds of $315,000. The net proceeds will be used to fund operating expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis of the Company's financial condition and result of operations should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         In April 2000, the Company acquired an additional 8.41% of the outstanding shares of MSOAS in exchange for an aggregate of 1,030,002 shares of Common Stock, resulting in ownership of approximately 89.5% of the outstanding shares of MSOAS.

         Also in May 2000, the Company sent out an offer to the rest of the minority shareholders of MSOAS, giving them the opportunity to exchange their MSOAS shares for shares of the Company. The offer will be subject to the condition that minority shareholders representing more than 90% of the outstanding minority shares of MSOAS accept the offer. The offer period ends in June 2000, but may be withdrawn or cancelled without notice.

Results of Operations

         The Company is in the development stage and has generated revenues to date only from study work. Since the merger of OSAS into MSOAS, the Companys main operations have been conducted through MSOAS.

Three months ended March 31, 2000 and 1999:

         Personnel costs. Personnel costs include costs for both employees and hired personnel and were $315,810 for the three month period ended March 31, 2000, a decrease of $94,820 from the personnel costs of $410,630 for the three month period ended March 31, 1999. The decrease in costs was mainly due to cost savings achieved due to a more cost efficient organization following the merger between MSOAS and OSAS in September 1999.

        Legal, audit and advisory services. Legal, audit and advisory services for the three month period ended March 31, 2000 were approximately $115,306, a decrease of $65,527 compared to legal, audit and advisory services of $180,833 for the same period in 1999. The decrease was mainly due to lower consulting fees as work was shifted from consultants to our personnel.

        General and administrative expenses. General and administrative expenses for the three month period ended March 31, 2000 were $249,012, a decrease of $11,558 from the general and administrative expenses of $260,570 for the same period in 1999. The decrease in costs was mainly due to cost savings achieved as a result of the merger between MSOAS and OSAS in September 1999.

        Marketing. Marketing expenses for the three month period ended March 31, 2000 were $55,156, a decrease of $49,490 from the marketing expenses of $104,646 for same period in 1999. The decrease was a result of purchasing fewer marketing materials and services in the current period.

        Technical Development. Technical development costs for the three month period ended March 31, 2000 were $29,197, a decrease of $167,392 compared to $196,589 for same period in 1999. The decrease was due to less technical development work performed in current period.

        Amortization of goodwill and intangibles. Amortization of goodwill and intangibles for the three month period ended March 31, 2000 was $972,571, a decrease of $26,553 from the amortization of goodwill and intangibles of $999,124 for the same period in 1999. The difference was due to an adjustment to first quarter 1999 amortization recorded in the second quarter 1999.

        Interest expense. Interest expense for the three month period ended March 31, 2000 were $7,346 which was $9,906 below interest expense of $17,252 for the same period in 1999. The reason for the decrease is that the Company has had less interest bearing debt in the current quarter compared to the same period in 1999.

Liquidity and Capital Resources

        The Company's ability to continue as a going concern is dependent on its ability to obtain significant additional financing. As of March 31, 2000, the Company had cash and cash equivalents of $112,946, deficit accumulated during the development stage of $14,148,144, shareholders' equity of $33,246,910, and a working capital deficit of $3,986,244. The Company is in the development stage with no operating assets presently generating cash to fund its operating and capital requirements.

        In February 2000, the Company entered into a loan agreement with MFC Merchant Bank S.A, an investment company, pursuant to which MFC agreed to lend an aggregate of up to $2,000,000, provided that advances shall not exceed $350,000 in any single month. Any monies advanced under this loan agreement shall bear interest at the rate of LIBOR plus 3.5% per annum and shall be due and payable in full on February 25, 2001. As of March 31, 2000, $500,000 was outstanding under this agreement.

        In April 2000, the Company consummated a private placement of 450,000 shares of common stock for gross proceeds of $315,000. The net proceeds will be used to fund operating expenses.

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

        In September 1999, the Board of Westdeutsche Landesbank Girozentrale (WestLB) of Dusseldorf issued its conditional approval to underwrite a U.S. $157.5 million loan facility for the first Offshore Shuttle. Based on such approval, the Company has mandated WestLB to act as sole arranger and underwriter for the financing. WestLB's commitment is subject to several material conditions, including satisfactorily completing its due diligence, the Companys obtaining European government guarantees to secure a significant portion of the loan facility, and its completing of an additional equity financing. The Company is seeking to fulfill these conditions within the next few months.

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

        If the Company is successful in completing the first Offshore Shuttle, it believes it will be able to fund the construction of additional Offshore Shuttles from its future operating cash flows and/or short or medium term debt financing. There can be no assurance, however, that the Companys beliefs will prove to be accurate.

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

Forward-looking Statements

        The information set forth herein includes certain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, including statements regarding the capabilities of the Offshore Shuttle, the dates on which construction of the Offshore Shuttles will commence and be completed, the number of Offshore Shuttles to be constructed, the WestLB loan facility and the Italian financing and the Company's ability to satisfy the conditions precedent to either of them, and the Company's ability to fund the construction of additional Offshore Shuttles, are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as result of various known and unknown factors including, without limitation, future economic, competitive, regulatory and market conditions, future business decisions, the receipt of financing, construction delays, demand for the Company's services and those risks discussed herein, in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on December 21, 1998, and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Readers are cautioned not to put undue reliance on these forward-looking statements. The Company undertakes no obligation to revise any of these forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        The Company's exposure to market risk for changes in interest rates relates primarily to the Company's notes payable and long-term debt. The Company believes its exposure to interest rate risk is not material since its current notes payable consist of fixed rate indebtedness, and the long-term variable rate debt obligation is not material. The fair value of the fixed rate notes payable approximates its carrying value due to its short-term maturity.

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The following exhibits are filed herewith:

          10.1    Addendum to employment agreement with Franz Eder

          10.2    Addendum to employment agreement with Iqbal Akram

          27.     Financial Data Schedule


     (b)  Report on Form 8-K

          We did not file any reports on Form 8-K during the three month period ended March 31, 2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 11, 2000             MARINE SHUTTLE OPERATIONS INC.




                                By: /s/ G.W. Norman Wareham
                                    --------------------------------------------
                                    G.W. Norman Wareham, Chief Financial Officer
                                    (principal financial and accounting officer)

                               INDEX TO EXHIBITS

Exhibit #                           Document                                Page


  10.1        Addendum to employment agreement with Franz Eder

  10.2        Addendum to employment agreement with Iqbal Akram

  27.         Financial Data Schedule