Form 10-Q
period 2000-06-30
MARINE SHUTTLE OPERATIONS INC
filed 2000-08-14
CIK 1064469

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                 ---------------------------------------------

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ________________________

                         Commission File Number 0-29796


                        MARINE SHUTTLE OPERATIONS INC.
                        ------------------------------
            (Exact name of Registrant as Specified in Its Charter)


            Nevada                                       91-1913992
--------------------------------------------    ----------------------------
(State or Other Jurisdiction of                       I.R.S. Employer
Incorporation or Organization)                       Identification No.)

4410 Montrose Boulevard, Houston, Texas                    77006
--------------------------------------------    ----------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code (713) 529-7498
                                                   --------------


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

     Number of outstanding shares of the issuer's common stock at August 11, 2000: 43,988,356

                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-Q

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION ...........................................    3

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED) ................................    3

CONSOLIDATED BALANCE SHEETS ...............................................    3

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS ....................    4

CONSOLIDATED STATEMENTS OF CASH FLOWS .....................................    5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ............................    6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .............................   10

PART II.  OTHER INFORMATION ...............................................   15

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS .......................   15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ................................   15

SIGNATURES ................................................................   16

INDEX OF EXHIBITS .........................................................   17

                                     PART I.

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                         MARINE SHUTTLE OPERATIONS INC.
                         (A development stage company)
                          CONSOLIDATED BALANCE SHEETS
                                 (U.S.Dollars)


                                                                  June 30,       December 31,
                                                                    2000              1999
                                                                ------------      ------------
                                                                (unaudited)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                      $    373,442      $  1,119,564
 Restricted cash                                                      38,833            54,478
 Accounts receivables                                                    --             38,619
 Other current receivables                                           188,858           114,305
                                                                ------------      ------------
 Total Current Assets                                                601,133         1,326,966

 Property, plant and equipment, net                                6,841,991         5,980,857
 Debt issue cost                                                   1,463,084         1,109,510
 Goodwill, net                                                    27,631,949        28,096,422
 Patents and agreements, net                                       3,023,677         2,732,240
                                                                ------------      ------------
 TOTAL ASSETS                                                   $ 39,561,834      $ 39,245,995
                                                                ============      ============

 LIABILITIES AND SHAREHOLDERS` EQUITY
 Current Liability
 Accounts payable                                               $    447,371      $    933,817
 Notes payable                                                     3,900,000         2,550,000
 Other current liabilities                                           825,755           341,246
                                                                ------------      ------------
 Total current liabilities                                         5,173,126         3,825,063

 Long Term Debt                                                      276,023           293,379

 Minority interest                                                        --           228,826

 Contingency (Note 2)

 SHAREHOLDERS' EQUITY
 Authorized 75,000,000 common shares with a par
 value of $0.001. Issued and outstanding 43,988,356,
 and 40,750,642 common shares with a par value of $0.001
 at June 30, 2000 and December 31, 1999 respectively                  43,988            40,751
 Other paid in capital                                            50,103,423        47,684,739
 Deficit accumulated during the development stage                (15,624,429)      (12,570,929)
 Accumulated other comprehensive loss                               (410,297)         (255,834)
                                                                ------------      ------------
 Total shareholders' equity                                       34,112,685        34,898,727
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 39,561,834      $ 39,245,995
                                                                ============      ============


See accompanying notes to consolidated financial statements

                         MARINE SHUTTLE OPERATIONS INC.
                         (A development stage company)
             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                 (U.S.Dollars)
                                  (unaudited)


                                           Cumulative to
                                           June 30, 2000        Three Months Ended               Six Months Ended
                                           From date of              June 30,                        June 30,
                                             inception     ----------------------------    ----------------------------
                                           May 23, 1997        2000            1999            2000            1999
                                           -------------   ------------    ------------    ------------    ------------
Operating revenues                         $    121,512    $       --      $     23,732    $       --      $     23,732
                                           ------------    ------------    ------------    ------------    ------------
OPERATING EXPENSES
 Personnel costs                              2,040,407         221,165         330,753         536,975         741,383
 Legal, audit and advisory services           1,895,704         115,311         119,082         230,617         299,914
 Cost of cancelled financing                    606,721            --              --              --              --
 General and administrative                   2,105,372         128,843         442,069         377,855         702,638
 Marketing                                    1,057,198          49,396          70,149         104,552         174,794
 Technical development                          581,547            --            72,465          29,197         269,054
 Depreciation                                   143,913          13,726          24,929          37,229          49,415
 Amortization - goodwill and intangibles      7,736,311         996,369         937,306       1,968,939       1,936,431
 Loss on investment                              90,000            --              --              --              --
 Currency exchange loss (gain)                   (4,592)         (1,944)         89,350          (6,572)        104,736
                                           ------------    ------------    ------------    ------------    ------------

 Total operating expenses                  $ 16,252,581    $  1,522,866    $  2,086,102    $  3,278,792    $  4,278,366
                                           ------------    ------------    ------------    --------        ------------

 Interest expense, net of capitalized           125,155           1,151          (5,974)          8,498          11,278
 Interest income                                (79,276)         (3,432)        (14,210)         (7,863)        (35,932)

 Net loss before minority interest         $(16,176,947)    $(1,520,585)   $ (2,042,186)   $ (3,279,428)   $ (4,229,980)
                                           ------------    ------------    ------------    ------------    ------------

 Minority interest                             (552,518)        (44,302)        (88,728)       (225,927)       (147,296)
                                           ------------    ------------    ------------    ------------    ------------

 Net loss                                  $(15,624,429)   $ (1,476,282)   $ (1,953,458)   $ (3,053,500)   $ (4,082,684)
                                           ============    ============    ============    ============    ============

 Other comprehensive loss:
 Accumulated other comprehensive loss          (410,297)        (79,860)         58,571        (154,462)          5,413
                                           ------------    ------------    ------------    ------------    ------------

 Comprehensive loss                        $(16,034,727)   $ (1,556,143)   $ (1,894,887)   $ (3,207,962)   $ (4,077,271)
                                           ============    ============    ============    ============    ============

 Basic and diluted loss per share                          $      (0.03)   $      (0.06)   $      (0.07)   $      (0.12)
                                                           ============    ============    ============    ============

 Basic and diluted weighted average
  shares outstanding                                         42,460,399      33,707,357      41,605,521      33,555,315
                                                           ============    ============    ============    ============



See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                         (A development stage company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (U.S.Dollars)
                                  (unaudited)


                                                     Cumulative to
                                                     June 30, 1999            Six Months Ended
                                                      from date of                June 30,
                                                       inception       ------------------------------
                                                      May 23, 1997         2000              1999
                                                     -------------     ------------      ------------
OPERATING ACTIVITIES
Net Loss                                             $(15,624,429)     $ (3,053,500)     $ (4,082,684)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation and amortization                           7,880,224         2,006,168         1,985,846
Minority interest                                        (552,517)         (225,927)         (147,296)
Loss on investment                                         90,000              --                --
Unrealized gain on foreign currency                        33,218            (6,572)          136,605
Changes in working capital:
Accounts receivable                                          --              38,619           (15,904)
Other current receivables and restricted cash            (227,690)          (58,908)         (108,415)
Accounts payable                                          447,371          (486,446)          181,889
Other current liabilities                                 792,536           491,080           164,430
                                                     ------------      ------------      ------------
Net cash used in operating activities                $ (7,161,287)     $ (1,295,486)     $ (1,885,529)
                                                     ------------      ------------      ------------

INVESTING ACTIVITIES
Investments                                              (100,000)             --                --
Capital expenditures                                   (5,788,202)         (913,870)       (2,674,333)
Proceeds on sale of investment                             10,260              --                --
Advance to Marine Shuttle Operations AS                  (249,986)             --                --
Acquisition of Marine Shuttle Operations AS               416,635              --                --
Advance to Offshore Shuttle AS                           (100,000)             --                --
Acquisition of Offshore Shuttle AS                        482,476              --                --
                                                     ------------      ------------      ------------
Net cash used in investing activities                $ (5,328,817)     $   (913,870)     $ (2,674,333)
                                                     ------------      ------------      ------------

FINANCING ACTIVITIES
Issuance of capital stock                              11,564,050           715,000         5,748,750
Share issue cost                                         (746,881)          (10,500)         (229,950)
Debt issue cost                                        (1,463,084)         (353,574)         (583,726)
Payment on Note payable                                (6,275,000)             --          (3,500,000)
Borrowing on Note payable                              10,468,378         1,350,000         2,500,000
                                                     ------------      ------------      ------------
Net cash provided by financing activities            $ 13,547,463      $  1,700,926      $  3,935,074
                                                     ------------      ------------      ------------

Effect of exchange rate change in cash and
cash equivalents                                         (683,917)         (237,692)          (97,400)
Net increase (decrease) in cash and cash equiv .     $    373,442      $   (746,122)     $   (722,188)
                                                     ------------      ------------      ------------
Cash and cash equivalents at beginning of period             --           1,119,564           903,805
                                                     ------------      ------------      ------------

Cash and cash equivalents at end of period           $    373,442      $    373,442      $    181,617
                                                     ============      ============      ============



See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                         (A development stage company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.    BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Unless the context otherwise requires, the term "Company" hereinafter includes Marine Shuttle Operations Inc. and its subsidiary.

2.    NATURE OF OPERATIONS

      Marine Shuttle Operations Inc. (the "Company"), through its wholly-owned Norwegian subsidiary, Marine Shuttle Operations AS ("MSOAS"), is seeking to become a leading player in the market for decommissioning, installing and transporting of offshore oil and gas structures. The Company, being in the development stage, has not generated any significant revenues from operations and does not expect to generate any significant revenues from operations until the year 2003 at the earliest. There can be no assurance, however, that the Company will ever achieve commercially significant sales. To date, the Company has not entered into any contracts for the use of its proposed services, and no assurance can be given that any such contracts will materialize.

      In 1998, the Company acquired 100% of MSOAS, and approximately 68% of the outstanding capital stock of Offshore Shuttle AS ("OSAS"). At the time, OSAS held the licensing and marketing rights to the "Offshore Shuttle", a vessel being developed to lift and carry large installations without extensive cutting or dismantling. In September 1999, OSAS merged into MSOAS, and as a result, MSOAS became the holder of the licensing and marketing rights to the Offshore Shuttle, and the Company's ownership interest in MSOAS was reduced to approximately 81%. The merger was accounted for in a manner similar to the pooling of interests method. Prior results were not restated because the impact on the consolidated financial statements from inception through September 1999 was not material.

      In April 2000, the Company acquired an additional 8.41% of the outstanding shares of MSOAS in exchange for an aggregate of 1,030,002 shares of Common Stock. In June 2000, the Company acquired an additional 9.69% of the outstanding shares of MSOAS in exchange for an aggregate of 1,186,283 shares of Common Stock, and acquired the remaining MSOAS shares (approximately 0.77%) for cash. These acquisitions were accounted for as a purchase. As a result, the Company now owns 100% of the outstanding shares of MSOAS.

                         MARINE SHUTTLE OPERATIONS INC.
                         (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)

3.    GOING CONCERN

      The Company's ability to continue as a going concern is dependent on its ability to obtain significant additional financing. As shown in the financial statements, the Company is in the development stage and at June 30, 2000 had accumulated losses from operations amounting to $15,624,429 and a working capital deficit of $4,571,993, with no operating assets presently generating cash to fund its operating and capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to raise additional capital. There can be no assurance that the Company will be able to raise additional capital on reasonable terms, if at all, or that any financing transaction will not be dilutive to current shareholders. If the Company is not able to raise additional capital, it may be required to significally curtail or cease its operating activities. The financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4.    EXTERNAL FINANCING

      On March 1, 1999, the Company entered into a loan agreement with ValorInvest Ltd., an investment company, pursuant to which ValorInvest agreed to lend the Company an aggregate of up to $6,000,000. The loan agreement was amended and restated as of December 31, 1999. The loan agreement provides that advances shall be made in increments of $250,000 and shall not exceed $500,000 in any single month unless agreed to by ValorInvest. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable on December 31, 2000; except that if the Company raises, in the aggregate, in excess of $2,000,000 from equity or long term debt financings after January 1, 2000, then the loan shall be repayable to the extent of 25% of such excess. As of June 30, 2000, $2,550,000 had been advanced under this loan agreement.

      In August 1999, the Company entered into a loan agreement with Statens naerings og distriktsutviklingsfond (the Norwegian Industrial and Regional Development Fund, "SND"), pursuant to which SND agreed to lend the Company an aggregate of up to NOK 4,000,000 (approximately $467,000) to finance specific tasks within the Offshore Shuttle project. As of June 30, 2000, NOK 2,358,617 (approximately $275,368) had been advanced under the loan agreement. The principal is repayable over five years commencing two years after disbursement, in semi-annually installments, each in the amount of NOK 400,000.

      In October 1998, the Company entered into an engagement letter with MFC Merchant Bank S.A. pursuant to which MFC shall act, on a best-efforts basis, as agent for the Company in raising additional capital. As consideration for its services, MFC shall receive a success fee equal to five percent of the capital raised plus DM 100,000 (approximately $54,000) per month until the completion or termination of the MFC financing. In addition, all of MFC's out-of-pocket expenses shall be reimbursed, and if the Company raises the necessary funds through another source, MFC shall receive a break-up fee equal to the greater of $1,200,000 or 350,000 shares of common stock. In June 2000, MFC agreed to defer the monthly fee obligation from May 1, 2000 through December 1, 2000 or until additional equity is raised, whichever comes first. In return for granting this deferral, the deferred fees will be increased by 10%. This 10% premium may be paid with shares of common stock.

                         MARINE SHUTTLE OPERATIONS INC.
                         (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)

4.    EXTERNAL FINANCING (continued)

      In September 1999, the Board of Westdeutsche Landesbank Girozentrale (WestLB) of Dusseldorf issued its conditional approval to underwrite a $157.5 million loan facility for the first Offshore Shuttle. Based on such approval, the Company has mandated WestLB to act as sole arranger and underwriter for the financing. WestLB's commitment is subject to several material conditions, including satisfactorily completing its due diligence, the Company's obtaining European government guarantees to secure a significant portion of the loan facility, and its completing of an additional equity financing. The Company is seeking to fulfill these conditions. The Company has deferred debt issue costs related to the financing.


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

      In February 2000, the Company entered into a loan agreement with MFC Merchant Bank S.A pursuant to which MFC agreed to lend the Company an aggregate of up to $2,000,000, provided that advances shall not exceed $350,000 in any single month. Any monies advanced under the loan agreement shall bear interest at the rate of LIBOR plus 3.5% per annum and shall be due and payable in full on February 25, 2001. As of June 30, 2000, $900,000 had been advanced under the loan agreement.

      As of June 30, 2000, $450,000 had been advanced under a bridge loan to a new loan agreement finalized in July 2000. (See note 10).

      In April 2000, the Company consummated a private placement of 450,000 shares of common stock for gross proceeds of $315,000.

      In June 2000, the Company consummated a private placement of 571,429 shares of common stock for gross proceeds of $400,000.


5.    INCOME TAXES

      The Company has not provided for an income tax liability due to the availability of operating loss carry-forwards. The Company has net operating losses which may give rise to future tax benefits of approximately $3,307,400 as of June 30, 2000. To the extent not used, net operating loss carry-forwards expire in varying amounts beginning in the year 2007. Based on available evidence, including the Company's history of operating losses, the uncertainty of future profitability and the impact of tax laws which may limit the Company's ability to utilize such loss carry-forwards, management has recorded a full valuation allowance against the realization of the net deferred tax assets.

                         MARINE SHUTTLE OPERATIONS INC.
                         (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)

6.    STOCK OPTIONS

      As of June 30, 2000, options to purchase 100,000 shares were outstanding under the Stock Option Plan. The Company applies APB 25 in accounting for its stock option plans. Accordingly, because the option price is equal to the fair market price at the date of grant, no compensation expense has been recognized for its stock option plans.

7.    RECENT PRONOUNCEMENTS

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

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. This interpretation modifies the current practice of accounting for certain stock award agreements and is generally effective beginning July 1, 2000. The initial impact of this interpretation on the Company's results of operations and financial position will not be material.

8.    GOODWILL

                               June 30,      December 31,
                                 2000           1999
                             -----------     -----------
Total cost                   $34,127,919     $32,929,340
Accumulated amortization       6,495,970       4,832,918
                             -----------     -----------
                             $27,631,949     $28,096,422
                             ===========     ===========

9.    ROYALTY AGREEMENT

      In June 2000, the Company entered into a royalty agreement with one of the developers of the Offshore Shuttle concept and former Board Member of OSAS. According to the agreement, an annual royalty of $120,000 will be paid in twelve monthly instalments for a period of 10 consecutive years subject to the fulfillment of certain conditions.

10.   SUBSEQUENT EVENTS

      In July 2000, the Company entered into a loan agreement with Mr. Holger Timm, a foreign individual, pursuant to which Mr. Timm agreed to lend the Company an aggregate of up to $1,500,000, provided that advances shall not exceed $500,000 in any single month. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable in full on December 31, 2000. The advances may be converted at the option of the lender into the Company's common stock at 80% of the five day average trading price of the common stock prior to conversion, but not less than a floor price as calculated pursuant to the loan agreement. As of June 30, 2000, $450,000 had been advanced under a bridge loan to the loan agreement.

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

General

      The Company, through its wholly-owned Norwegian subsidiary, Marine Shuttle Operations AS ("MSOAS"), is seeking to become a leading player in the market for decommissioning, installing, and transporting offshore oil and gas structures.

      The Company has designed a vessel, the "Offshore Shuttle," which it believes will be capable of lifting most of the largest topsides in one piece and also will be capable of diving partly below the water surface to remove a complete jacket in one operation. The Company anticipates that construction of the first Offshore Shuttle will be completed by the end of 2002, at the earliest. Construction of a second Offshore Shuttle is intended to commence after successful completion and testing of the first Offshore Shuttle, and construction of a third Offshore Shuttle is intended to commence one year after the second is ordered.

      The Company was incorporated in Nevada in May 1997 under the name Geoteck International, Inc. On May 29, 1998, it changed its name to Marine Shuttle Operations Inc. In 1998, the Company acquired all of the outstanding stock of MSOAS in exchange for 7,600,000 shares of Common Stock. In 1998, the Company also acquired approximately 68% of the outstanding stock of Offshore Shuttle AS ("OSAS"), the holder of the licensing and marketing rights to the Offshore Shuttle design, in exchange for 4,937,607 shares of Common Stock.

      In September 1999, OSAS merged into MSOAS. As a result, MSOAS became the holder of the licensing and marketing rights to the Offshore Shuttle, and the Company's ownership interest in MSOAS was reduced to approximately 81%.

      In April 2000, the Company acquired an additional 8.41% of the outstanding shares of MSOAS in exchange for an aggregate of 1,030,002 shares of Common Stock. In June 2000, the Company acquired an additional 9.69% of the outstanding shares of MSOAS in exchange for an aggregate of 1,186,283 shares of Common Stock, and acquired the remaining MSOAS shares (approximately 0.77%) for cash. As a result, the Company now owns 100% of the outstanding shares of MSOAS.

Results of Operations

      The Company is in the development stage and has generated revenues to date only from study work. Since the merger of OSAS into MSOAS, the Company's main operations have been conducted through MSOAS.

Three months ended June 30, 2000 and 1999:

      Personnel costs. Personnel costs include costs for both employees and hired personnel and were $221,165 for the three month period ended June 30, 2000, a decrease of $109,588 from the personnel costs of $330,753 for the three month period ended June 30, 1999. The decrease in costs was mainly due to cost savings achieved as a result of the merger between MSOAS and OSAS in September 1999.

      Legal, audit and advisory services. Legal, audit and advisory services for the three month period ended June 30, 2000 were approximately $115,311 and were consistent with the cost for the same period in 1999 of $119,082.

      General and administrative expenses. General and administrative expenses for the three month period ended June 30, 2000 were $128,843, a decrease of $313,226 from the general and administrative expenses of $442,069 for the same period in 1999. The decrease in costs was mainly due to cost savings achieved as a result of the merger between MSOAS and OSAS in September 1999.

      Marketing. Marketing expenses for the three months period ended June 30, 2000 were $49,396, a decrease of $20,753 from the marketing expenses of $70,149 for same period in 1999. The decrease was a result of purchasing fewer marketing materials and services in the current period.

      Technical Development. The Company did not incur any technical development costs for the three month period ended June 30, 2000. For the three months period ended June 30, 1999 the Company incurred technical development costs of $72,465.

      Interest income. The interest income for the three months period ended June 30, 2000 were $3,432, a decrease of $10,778 from the interest income of $14,210 for same period in 1999. The decrease was a result of less interest bearing cash and cash equivalents during the three months period in 2000.

      Currency exchange loss/gain. For the three months period ended June 30, 2000 the Company had a currency exchange gain of $1,944, compared to a loss of $89,350 for same period in 1999. The difference of $91,294 was a result of weakening of the Norwegian Kroner against the US Dollars during the period in 2000.

      Minority interest. Through June 30, 1999 the minority interest was approximately 32% of OSAS. After the merger between OSAS and MSOAS in September 1999, the minority interest became approximately 19% of the merged company. This resulted in a larger minority interest loss, which has partially been offset by the elimination of the minority interest as a result of the Company's acquisition of the remaining minority interest in April and June 2000.

      Six months ended June 30, 2000 and 1999:

      Personnel costs. Personnel costs include costs for both employees and hired personnel and were $536,975 for the six month period ended June 30, 2000, a decrease of $204,408 from the personnel costs of $741,383 for the six month period ended June 30, 1999. The decrease in costs was mainly due to cost savings achieved as a result of the merger between MSOAS and OSAS in September 1999.

      Legal, audit and advisory services. Legal, audit and advisory services for the six month period ended June 30, 2000 were approximately $230,617, a decrease of $69,297 compared to legal, audit and advisory services of $299,914 for the same period in 1999. The decrease was mainly due to lower consulting fees as work was shifted from consultants to our personnel.

      General and administrative expenses. General and administrative expenses for the six month period ended June 30, 2000 were $377,855, a decrease of $324,783 from the general and administrative expenses of $702,638 for the same period in 1999. The decrease in costs was mainly due to cost savings achieved as a result of the merger between MSOAS and OSAS in September 1999.

      Marketing. Marketing expenses for the six month period ended June 30, 2000 were $104,552, a decrease of $70,242 from the marketing expenses of $174,794 for same period in 1999. The decrease was a result of purchasing fewer marketing materials and services in the current period.

      Technical Development. Technical development costs for the six month period ended June 30, 2000 were $29,197, a decrease of $239,857 compared to $269,054 for same period in 1999. The decrease was due to less technical development work performed in the current period.

      Interest income. The interest income for the six months period ended June 30, 2000 were $7,863, a decrease of $28,069 from the interest income of $35,932 for same period in 1999. The decrease was a result of less interest bearing cash and cash equivalents during the six months period in 2000.

      Currency exchange loss/gain. For the six months period ended June 30, 2000 the Company had a currency exchange gain of $6,572, compared to a loss of $111,308 for same period in 1999. The difference of $98,164 was a result of weakening of the Norwegian Kroner against the US Dollars during the period in 2000.

      Minority interest. Through June 30, 1999 the minority interest was approximately 32% of OSAS. After the merger between OSAS and MSOAS in September 1999, the minority interest became approximately 19% of the merged company. This resulted in a larger minority interest loss, which has been offset by the elimination of the minority interest as a result of the Company's acquisition of the remaining minority interest in April and June 2000.

Liquidity and Capital Resources

      The Company's ability to continue as a going concern is dependent on its ability to obtain significant additional financing. As of June 30, 2000, the Company had cash and cash equivalents of $373,442, deficit accumulated during the development stage of $15,624,429, and a working capital deficit of $4,571,993. The Company is in the development stage with no operating assets presently generating cash to fund its operating and capital requirements.

      Net cash used in operating activities was $1,295,486 for the six months period ended June 30, 2000, a decrease of $590,043 compared to $1,885,529 used for the six months period ended June 30, 1999. The decrease was the result of a slowdown of spending as the Company has been working on additional financing.

      For the six month period ended June 30, 2000 the Company incurred $913,870 on capital expenditures, a decrease of $1,760,463 from the capital expenditures of $2,674,333 for the same period in 1999. The decrease was the result of a slowdown of engineering work for the Offshore Shuttle as the Company has been working on additional financing.

      On March 1, 1999, the Company entered into a loan agreement with ValorInvest Ltd., an investment company, pursuant to which ValorInvest agreed to lend the Company an aggregate of up to $6,000,000. The loan agreement was amended and restated as of December 31, 1999. The loan agreement provides that advances shall be made in increments of $250,000 and shall not exceed $500,000 in any single month unless agreed to by ValorInvest. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable on December 31, 2000; except that if the Company raises, in the aggregate, in excess of $2,000,000 from equity or long term debt financing after January 1, 2000, then the loan shall be repayable to the extent of 25% of such excess. As of June 30, 2000, $2,550,000 had been advanced under this loan agreement.

      In February 2000, the Company entered into a loan agreement with MFC Merchant Bank S.A pursuant to which MFC agreed to lend the Company an aggregate of up to $2,000,000, provided that advances shall not exceed $350,000 in any single month. Any monies advanced under the loan agreement shall bear interest at the rate of LIBOR plus 3.5% per annum and shall be due and payable in full on February 25, 2001. As of June 30, 2000, $900,000 had been advanced under the loan agreement.

      In April 2000, the Company consummated a private placement of 450,000 shares of common stock for gross proceeds of $315,000.

      In June 2000, the Company the Company consummated a private placement of 571,429 shares of common stock for gross proceeds of $400,000.

      In July 2000, the Company entered into a loan agreement with Mr. Holger Timm pursuant to which Mr. Timm agreed to lend the Company an aggregate of up to $1,500,000, provided that advances shall not exceed $500,000 in any single month. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable in full on December 31, 2000. The advances may be converted at the option of the lender into the Company's common stock at 80% of the five day average trading price of the common stock prior to conversion, but not less than a floor price as calculated pursuant to the loan agreement. As of June 30, 2000, $450,000 had been advanced under a bridge loan to the loan agreement.

      The Company is seeking to obtain additional capital. In October 1998, the Company entered into an engagement letter with MFC Merchant Bank S.A. pursuant to which MFC shall act, on a best-efforts basis, as agent for the Company in raising additional capital. As consideration for its services, MFC shall receive a success fee equal to five percent of the capital raised plus DM 100,000 (approximately $54,000) per month until the completion or termination of the MFC financing. In addition, all of MFC's out-of-pocket expenses shall be reimbursed, and if the Company raises the necessary funds through another source, MFC shall receive a break-up fee equal to the greater of $1,200,000 or 350,000 shares of common stock. In June 2000, MFC agreed to defer the monthly fee obligation from May 1, 2000 through December 1, 2000 or until an equity raise is completed, whichever comes first. In return for granting this deferral, the deferred fees will be increased by 10%. This 10% premium may be paid with shares of common stock.

      In September 1999, the Board of Westdeutsche Landesbank Girozentrale (WestLB) of Dusseldorf issued its conditional approval to underwrite a U.S. $157.5 million loan facility for the first Offshore Shuttle. Based on such approval, the Company has mandated WestLB to act as sole arranger and underwriter for the financing. WestLB's commitment is subject to several material conditions, including satisfactorily completing its due diligence, the Company's obtaining European government guarantees to secure a significant portion of the loan facility, and its completing of an additional equity financing. The Company is seeking to fulfill these conditions.

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

      If the Company is successful in completing the first Offshore Shuttle, it believes it will be able to fund the construction of additional Offshore Shuttles from its future operating cash flows and/or short or medium term debt financing. There can be no assurance, however, that the Company's beliefs will prove to be accurate. If the Company is not able to raise a substantial amount of additional capital, it may be required to significantly curtail or cease its proposed activities.

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

New Accounting Pronouncement

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

      In March 2000, the Financial Accounting Standards Borard issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modifies the current practice of accounting for certain stock award agreements and is generally effective beginning July 1, 2000. The initial impact of this interpretation on the Company's results of operations and financial position will not be material.

Forward-looking Statements

      The information set forth herein includes certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, including statements regarding the capabilities of the Offshore Shuttle, the dates on which construction of the Offshore Shuttles will commence and be completed, the number of Offshore Shuttles to be constructed, the WestLB loan facility, the Italian financing, and the Company's ability to satisfy the conditions precedent to either of them, and the Company's ability to fund the construction of additional Offshore Shuttles, are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as result of various known and unknown factors including, without limitation, future economic, competitive, regulatory and market conditions, future business decisions, the receipt of financing, construction delays, demand for the Company's services and those risks discussed herein, in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on December 21, 1998, and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Readers are cautioned not to put undue reliance on these forward-looking statements. The Company undertakes no obligation to revise any of these forward-looking statements.

                                    PART II


                               OTHER INFORMATION



ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      In April 2000, the Company consummated a private placement of 450,000 share of Common Stock for gross proceeds of $315,000. The shares were sold to various foreign investors pursuant to Regulation S.

      In April 2000, the Company acquired 1,030,002 shares of MSOAS from two foreign persons in exchange for the issuance of an aggregate of 1,030,002 shares of Common Stock pursuant to Regulation S.

      In June 2000, the Company acquired an additional 1,186,283 shares of MSOAS in exchange for the issuance of an aggregate of 1,186,283 shares of the Common Stock pursuant to Regulation S and Rule 802.

      In June, 2000, the Company consummated a private placement of 571,429 shares of Common Stock for gross proceeds of $400,000. The shares were sold to a foreign investor pursuant to Regulation S.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            The following exhibits are filed herewith:

      10.1 Royalty agreement, dated June 23, 2000 between the Company and Mr. Gunnar Foss

      10.2 Loan Agreement, dated July 26, 2000 between the Company and Mr. Holger Timm (including promissory note dated July 26, 2000).

      27.   Financial Data Schedule

      99.1 Letter Agreement, dated June 7, 2000, amending the Engagement Letter, dated October 26, 1998, between the Company and MFC Merchant Bank S.A.

      (b)   Report on Form 8-K

            The Company did not file any reports on Form 8-K during the six month period ended June 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 11, 2000                  MARINE SHUTTLE OPERATIONS INC.



                                        By: /s/ Iqbal Akram
                                            ------------------------------------
                                            Iqbal Akram, Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                               INDEX TO EXHIBITS

Exhibit #                            Document                               Page

10.1 Royalty agreement, dated June 23, 2000 between the Company and Mr. Gunnar Foss

10.2 Loan Agreement, dated July 26, 2000 between the Company and Mr. Holger Timm (including promissory note dated July 26,
         2000).

27.      Financial Data Schedule

99.1 Letter Agreement, dated June 7, 2000, amending the Engagement Letter, dated October 26, 1998, between the Company and MFC Merchant Bank S.A.