Form 10-Q
period 2000-09-30
MARINE SHUTTLE OPERATIONS INC
filed 2000-11-13
CIK 1064469

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934          For the quarterly period ended September 30, 2000
                         -----------------------------------------------------

                                       OR

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the transition period from _____________ to ________________________________

                         Commission File Number 0-29796

                         MARINE SHUTTLE OPERATIONS INC.
                         ------------------------------
             (Exact name of Registrant as Specified in Its Charter)

            Nevada                                        91-1913992
---------------------------------------      ----------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
    Incorporation or Organization)

4410 Montrose Boulevard, Houston, Texas                   77006
---------------------------------------      -----------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code (713) 529-7498
                                                   --------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X__ NO ____


     Number of outstanding shares of the issuer's common stock at November 9, 2000: 43,988,356

                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION...............................................  3

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)....................................  3

CONSOLIDATED BALANCE SHEETS..................................................  3

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS.......................  4

CONSOLIDATED STATEMENTS OF CASH FLOWS........................................  5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS...............................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................... 10

PART II. OTHER INFORMATION................................................... 15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................... 15

SIGNATURES................................................................... 16

INDEX OF EXHIBITS............................................................ 17

                                     PART I.

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEETS
                                 (U.S. Dollars)

                                                              September 30,   December 31,
                                                                   2000           1999
                                                               ------------  ------------
ASSETS                                                         (unaudited)
CURRENT ASSETS
Cash and cash equivalents                                      $    288,572  $  1,119,564
Restricted cash                                                      31,696        54,478
Accounts receivables                                                 85,162        38,619
Other current receivables                                           100,162       114,305
                                                               ------------   -----------
Total Current Assets                                                505,592     1,326,966

Property, plant and equipment, net                                6,439,964     5,980,857
Debt issue cost                                                   1,641,265     1,109,510
Goodwill, net                                                    26,778,751    28,096,422
Patents and agreements, net                                       2,863,376     2,732,240
                                                               ------------   -----------
TOTAL ASSETS                                                   $ 38,228,948  $ 39,245,995
                                                               ============   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liability
Accounts payable                                               $    578,839  $    933,817
Notes payable                                                     4,800,000     2,550,000
Other current liabilities                                           552,992       341,246
                                                               ------------   -----------
Total current liabilities                                         5,931,831     3,825,063

Long Term Debt                                                      258,206       293,379

Minority interest                                                         -       228,826

Contingency (Note 3)

SHAREHOLDERS' EQUITY
Authorized 75,000,000 common shares with a par value
  of $0.001. Issued and outstanding 43,988,356, and
  40,750,642 common shares with a par value of $0.001
  at September 30, 2000 and December 31, 1999 respectively           43,988        40,751
Other paid in capital                                            50,103,423    47,684,739
Deficit accumulated during the development stage                (17,326,485)  (12,570,929)
Accumulated other comprehensive loss                               (782,015)     (255,834)
                                                               ------------   -----------
Total shareholders' equity                                       32,038,911    34,898,727
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 38,228,948  $ 39,245,995
                                                               ============   ===========

See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                 (U.S. Dollars)
                                   (unaudited)

                                              Cumulative to
                                           September 30, 2000      Three Months Ended             Nine Months Ended
                                              from date of            September 30,                 September 30,
                                                inception    --------------------------   --------------------------
                                               May 23, 1997      2000           1999          2000          1999
                                               ------------  ------------   -----------   -----------   ------------
Operating revenues                             $    230,048  $   108,536    $    36,072   $   108,536   $     59,804
                                               ------------  ------------   -----------   -----------   ------------

OPERATING EXPENSES
Personnel costs                                  2,532,745      492,338        409,664     1,029,313      1,275,478
Legal, audit and advisory services               1,954,906       59,201         68,267       289,818        368,182
Cost of cancelled financing                        606,721            -              -             -              -
General and administrative                       2,273,539      170,023        188,804       547,879        767,008
Marketing                                        1,094,822       37,624         76,719       142,176        251,513
Technical development                              583,403            -          9,445        29,197        278,499
Depreciation                                       171,895       27,982         23,076        65,211         72,491
Amortization - goodwill and intangibles          8,753,209    1,016,899        968,215     2,985,838      2,904,646
Loss on investment                                  90,000            -              -             -              -
Currency exchange loss (gain)                      (12,673)      (8,082)       (76,051)      (14,655)        28,685
                                              ------------   -----------   -----------   -----------   ------------

Total operating expenses                      $ 18,048,567  $ 1,795,985     $1,668,139    $5,074,777   $  5,946,503
                                              ------------  -----------    -----------   -----------   ------------

Interest expense, net of capitalized               141,151       15,996          8,612        24,494         19,890
Interest income                                    (80,667)      (1,390)        (5,058)       (9,253)       (40,990)

Net loss before minority interest             $(17,879,003) $(1,702,055)   $(1,635,621)  $(4,981,482)  $ (5,865,599)
                                              ------------  -----------    -----------   -----------   ------------

Minority interest                                 (552,518)           -        (28,956)     (225,927)      (176,253)
                                              ------------  -----------    -----------   -----------   ------------

Net loss                                      $(17,326,485) $(1,702,055)   $(1,606,665)  $(4,755,555)  $ (5,689,346)
                                              ============  ===========    ===========   ===========   ============

Other comprehensive loss:
 Accumulated other comprehensive loss -
   foreign currency translation adjustments       (782,015)    (371,718)       (32,773)     (627,553)       (27,360)
                                              ------------  -----------    -----------   -----------   ------------

Comprehensive loss                            $(18,108,500) $(2,073,773)   $(1,639,438)  $(5,383,108)  $ (5,716,706)
                                              ============  ===========    ===========   ===========   ============

Basic and diluted loss per share                            $     (0.04)   $     (0.05)  $     (0.11)  $      (0.17)
                                                             ===========   ===========   ===========   ============

Basic and diluted weighted average shares outstanding        43,988,356     33,707,357    42,399,799     33,605,996
                                                             ==========    ===========   ===========   ============

See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (U.S. Dollars)
                                   (unaudited)

                                                     Cumulative to            Nine Months Ended
                                                  September 30, 2000            September 30,
                                                From date of inception    --------------------------
                                                      May 23, 1997           2000            1999
                                                ----------------------    -----------    -----------
OPERATING ACTIVITIES
Net Loss                                             $(17,326,485)       $(4,755,555)   $(5,689,346)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization                           8,925,106          3,051,050      2,977,137
Minority interest                                        (552,518)          (225,927)      (176,253)
Loss on investment                                         90,000                  -              -
Unrealized gain on foreign currency                        34,780             (5,010)        62,657
Changes in working capital:
Accounts receivable                                       (85,162)           (46,543)       (19,735)
Other current receivables and restricted cash            (131,857)            36,925         47,734
Accounts payable                                          578,840           (354,977)       163,014
Other current liabilities                                 518,212            216,756        (19,513)
                                                     ------------        -----------    -----------
Net cash used in operating activities                $ (7,949,084)       $(2,083,281)   $(2,654,305)
                                                     ------------        -----------    -----------

INVESTING ACTIVITIES

Investments                                              (100,000)                 -              -
Capital expenditures                                   (5,417,558)          (543,226)    (3,586,968)
Proceeds on sale of investment                             10,260                  -              -
Advance to Marine Shuttle Operations AS                  (249,986)                 -              -
Acquisition of Marine Shuttle Operations AS               416,635                  -              -
Advance to Offshore Shuttle AS                           (100,000)                 -              -
Acquisition of Offshore Shuttle AS                        482,476                  -              -
                                                     ------------        -----------    -----------
Net cash used in investing activities                $ (4,958,173)       $  (543,226)   $(3,586,968)
                                                     ------------        -----------    -----------

FINANCING ACTIVITIES

Issuance of capital stock                              10,849,050                  -      5,748,750
Share issue cost                                         (736,381)                 -       (229,950)
Debt issue cost                                        (1,641,265)          (531,755)      (854,200)
Payment on Note payable                                (5,875,000)                 -     (3,500,000)
Borrowing on Note payable                              10,968,378          2,250,000      4,941,567
                                                     ------------        -----------    -----------
Net cash provided by financing activities            $ 13,564,782       $  1,718,245    $ 6,106,167
                                                     ------------        -----------    -----------
Effect of exchange rate change in cash and
  cash equivalents                                       (368,953)            77,270       (132,579)
Net increase (decrease) in cash and cash equiv.      $    288,572       $   (830,992)   $  (267,685)
                                                     ------------        -----------    -----------
Cash and cash equivalents at beginning of period                -          1,119,564        903,805
                                                     ------------        -----------    -----------
Cash and cash equivalents at end of period           $    288,572       $     88,572    $   636,120
                                                     ============        ===========    ===========

See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Unless the context otherwise requires, the term "Company" hereinafter includes Marine Shuttle Operations Inc. and its subsidiary. Certain reclassifications having no effect on income have been made to the 1999 financial statements to conform to the current period presentation.

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

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

3.       GOING CONCERN

         The Company's ability to continue as a going concern is dependent on its ability to obtain significant additional financing. As shown in the financial statements, the Company is in the development stage and at September 30, 2000 had accumulated losses from operations amounting to $17,326,485 and a working capital deficit of $5,426,239, with no operating assets presently generating cash to fund its operating and capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to raise additional capital. There can be no assurance that the Company will be able to raise additional capital on reasonable terms, if at all, or that any financing transaction will not be dilutive to current shareholders. If the Company is not able to raise additional capital, it may be required to significally curtail or cease its operating activities. The financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4.       EXTERNAL FINANCING

         On March 1, 1999, the Company entered into a loan agreement with ValorInvest Ltd., an investment company, pursuant to which ValorInvest agreed to lend the Company an aggregate of up to $6,000,000. The loan agreement was amended and restated as of December 31, 1999. The loan agreement provides that advances shall be made in increments of $250,000 and shall not exceed $500,000 in any single month unless agreed to by ValorInvest. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable on December 31, 2000; except that if the Company raises, in the aggregate, in excess of $2,000,000 from equity or long term debt financings after January 1, 2000, then the loan shall be repayable to the extent of 25% of such excess. As of September 30, 2000, $2,550,000 had been advanced under this loan agreement.

         In August 1999, the Company entered into a loan agreement with Statens naerings og distriktsutviklingsfond (the Norwegian Industrial and Regional Development Fund, "SND"), pursuant to which SND agreed to lend the Company an aggregate of up to NOK 4,000,000 (approximately $436,857) to finance specific tasks within the Offshore Shuttle project. As of September 30, 2000, NOK 2,358,617 (approximately $257,595) had been advanced under the loan agreement. The principal is repayable over five years commencing two years after disbursement, in semi-annually installments, each in the amount of NOK 400,000.


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

         In February 2000, the Company entered into a loan agreement with MFC Merchant Bank S.A pursuant to which MFC agreed to lend the Company an aggregate of up to $2,000,000, provided that advances shall not exceed $350,000 in any single month. Any monies advanced under the loan agreement shall bear interest at the rate of LIBOR plus 3.5% per annum and shall be due and payable in full on February 25, 2001. As of September 30, 2000, $900,000 had been advanced under the loan agreement.

         In April 2000, the Company consummated a private placement of 450,000 shares of common stock for gross proceeds of $315,000.

         In June 2000, the Company consummated a private placement of 571,429 shares of common stock for gross proceeds of $400,000.

         In July 2000, the Company entered into a loan agreement with Mr. Holger Timm, a foreign individual, pursuant to which Mr. Timm agreed to lend the Company an aggregate of up to $1,500,000, provided that advances shall not exceed $500,000 in any single month. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable in full on December 31, 2000. The advances may be converted at the option of the lender into the Company's common stock at 80% of the five day average trading price of the common stock prior to conversion, but not less than a floor price as calculated pursuant to the loan agreement. As of September 30, 2000, $1,350,000 had been advanced under the loan agreement.

5.       INCOME TAXES

         The Company has not provided for an income tax liability due to the availability of operating loss carry-forwards. The Company has net operating losses which may give rise to future tax benefits of approximately $3,817,000 as of September 30, 2000. To the extent not used, net operating loss carry-forwards expire in varying amounts beginning in the year 2007. Based on available evidence, including the Company's history of operating losses, the uncertainty of future profitability and the impact of tax laws which may limit the Company's ability to utilize such loss carry-forwards, management has recorded a full valuation allowance against the realization of the net deferred tax assets.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

6.       STOCK OPTIONS

         As of September 30, 2000, options to purchase 110,000 shares were outstanding under the Stock Option Plan. The Company applies APB 25 in accounting for its stock option plans. Accordingly, because the option price is equal to the fair market price at the date of grant, no compensation expense has been recognized for its stock option plans.

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

8.       GOODWILL

                                     September 30,     December 31,
                                        2000              1999
                                    -------------      ------------
Total cost                           $34,127,918       $32,929,340
Accumulated amortization               7,349,167         4,832,918
                                     -----------       -----------
                                     $26,778,751       $28,096,422
                                     ===========       ===========

9.       SUBSEQUENT EVENT

             On October 18, 2000, MSOAS entered into a new lease agreement with RC Group ASA for office space in Sandnes, Norway. The annual lease is for NOK435,852 ($47,600) with adjustments for increases in the consumer price index. The agreement expires in October 2003. Sverre Hanssen, the Chairman of the Board of Directors of MSOAS, is the principal shareholder and the President of RC Group ASA.

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

         The Company has designed a vessel, the "Offshore Shuttle," which it believes will be capable of lifting most of the largest topsides in one piece and also will be capable of diving partly below the water surface to remove a complete jacket in one operation. The Company anticipates that construction of the first Offshore Shuttle will be completed by the first quarter of 2003, at the earliest. Construction of a second Offshore Shuttle is intended to commence after successful completion and testing of the first Offshore Shuttle, and construction of a third Offshore Shuttle is intended to commence one year after the second is ordered.

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


Three months ended September 30, 2000 and 1999:

         Operating revenues. Operating revenues for the three month period ended September 30, 2000 were $108,536, an increase of $72,464, compared to $36,072 for the same period in 1999. The revenues were generated from sporadic study work reimbursed by clients. The Company is still in the development stage and does not expect to generate revenues from operation until 2003 at the earliest, except from some sporadic study work.

         Personnel costs. Personnel costs include costs for both employees and hired personnel and were $492,338 for the three month period ended September 30, 2000, and $409,664 for the three month period ended September 30, 1999. The increase in cost of $82,674 was mainly due to more personnel working on client studies.

         General and administrative expenses. General and administrative expenses were $170,023 and $188,804, respectively for the three month periods ended September 30, 2000 and 1999. The decrease in costs was mainly due to higher computer costs in 1999.

         Marketing. Marketing expenses for the three month period ended September 30, 2000 were $37,624, a decrease of $39,095 from the marketing expenses of $76,719 for same period in 1999. The decrease was a result of purchasing fewer marketing materials and services in the current period.

         Amortization of goodwill and intangibles. Amortization of goodwill and intangibles for the three month period ended September 30, 2000 was $1,016,899, an increase of $48,684 compared to the amortization of goodwill and intangibles of $968,215 for the same period in 1999. The increase was due to amortization of increased goodwill and intangibles resulting from the acquisition of the minority interest in MSOAS in June 2000.

         Currency exchange loss/gain. For the three month period ended September 30, 2000 the Company had a currency exchange gain of $8,082 compared to a gain of $76,051 for same period in 1999. The difference of $67,969 was a result of weakening of the Norwegian Kroner against the US Dollar during the period in 2000.

         Interest expense. Interest expense for the three month period ended September 30, 2000 was $15,996, an increase of $7,384 compared to interest expense of $8,612 for the same period in 1999. The reason for the increase was that the Company has had higher interest bearing debt in the current quarter compared to the same period in 1999.

         Minority interest. Through September 14, 1999 the minority interest was approximately 32% of OSAS. After the merger between OSAS and MSOAS in September 1999, the minority interest became approximately 19% of the merged company. In April and June 2000, the Company acquired the remaining minority interest.

         Nine months ended September 30, 2000 and 1999:

         Operating revenues. Operating revenues for the nine month period ended September 30, 2000 were $108,536, an increase of $48,732 compared to $59,804 for the same period in 1999. The revenues were generated from sporadic study work reimbursed by clients. The Company is still in the development stage and does not expect to generate revenues from operation until 2003 at the earliest, except from some sporadic study work.

         Personnel costs. Personnel costs include costs for both employees and hired personnel and were $1,029,313 for the nine month period ended September 30, 2000, a decrease of $246,165 from the personnel costs of $1,275,478 for the nine month period ended September 30, 1999. The net decrease in costs was mainly due to cost savings achieved as a result of the merger between MSOAS and OSAS in September 1999.

         Legal, audit and advisory services. Legal, audit and advisory services for the nine month period ended September 30, 2000 were approximately $289,818, a decrease of $78,364 compared to legal, audit and advisory services of $368,182 for the same period in 1999. The decrease was mainly due to lower consulting fees as work was shifted from consultants to our personnel.

         General and administrative expenses. General and administrative expenses for the nine month period ended September 30, 2000 were $547,879, a decrease of $219,129 from the general and administrative expenses of $767,008 for the same period in 1999. The decrease in costs was mainly due to cost savings achieved as a result of the merger between MSOAS and OSAS in September 1999.

         Marketing. Marketing expenses for the nine month period ended September 30, 2000 were $142,176, a decrease of $109,337 from the marketing expenses of $251,513 for same period in 1999. The decrease was a result of purchasing fewer marketing materials and services in the current period.

         Technical Development. Technical development costs for the nine month period ended September 30, 2000 were $29,197, a decrease of $249,302 compared to $278,499 for same period in 1999. The decrease was due to less technical development work performed in the current period.

         Interest income. The interest income for the nine months period ended September 30, 2000 was $9,253, a decrease of $31,737 from the interest income of

$40,990 for same period in 1999. The decrease was a result of less interest bearing cash and cash equivalents during the nine months period in 2000.

         Currency exchange loss/gain. For the nine months period ended September 30, 2000 the Company had a currency exchange gain of $14,655, compared to a loss of $ 28,685 for same period in 1999. The difference of $43,340 was a result of weakening of the Norwegian Kroner against the US Dollar during the period in 2000.

         Minority interest. Through September 14, 1999 the minority interest was approximately 32% of OSAS. After the merger between OSAS and MSOAS in September 1999, the minority interest became approximately 19% of the merged company. This resulted in a larger minority interest loss, which has been offset by the elimination of the minority interest as a result of the Company's acquisition of the remaining minority interest in April and June 2000.

Liquidity and Capital Resources

         The Company's ability to continue as a going concern is dependent on its ability to obtain significant additional financing. As of September 30, 2000, the Company had cash and cash equivalents of $288,572, a deficit accumulated during the development stage of $17,326,485, and a working capital deficit of $5,426,239. The Company is in the development stage with no operating assets presently generating cash to fund its operating and capital requirements.

         Net cash used in operating activities was $2,083,281 for the nine month period ended September 30, 2000, a decrease of $571,024 compared to $2,654,305 used for the nine month period ended September 30, 1999. The decrease was the result of the Company's efforts to reduce spending until the Company can raise additional financing.

         For the nine month period ended September 30, 2000 the Company incurred $543,226 on capital expenditures, a decrease of $3,043,742 from the capital expenditures of $ 3,586,968 for the same period in 1999. The decrease was the result of the Company's efforts to reduce engineering work for the Offshore Shuttle until the Company can raise additional financing.

         On March 1, 1999, the Company entered into a loan agreement with ValorInvest Ltd., an investment company, pursuant to which ValorInvest agreed to lend the Company an aggregate of up to $6,000,000. The loan agreement was amended and restated as of December 31, 1999. The loan agreement provides that advances shall be made in increments of $250,000 and shall not exceed $500,000 in any single month unless agreed to by ValorInvest. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable on December 31, 2000; except that if the Company raises, in the aggregate, in excess of $2,000,000 from equity or long term debt financing after January 1, 2000, then the loan shall be repayable to the extent of 25% of such excess. As of September 30, 2000, $2,550,000 had been advanced under this loan agreement.

         In February 2000, the Company entered into a loan agreement with MFC Merchant Bank S.A pursuant to which MFC agreed to lend the Company an aggregate of up to $2,000,000, provided that advances shall not exceed $350,000 in any single month. Any monies advanced under the loan agreement shall bear interest at the rate of LIBOR plus 3.5% per annum and shall be due and payable in full on February 25, 2001. As of September 30, 2000, $900,000 had been advanced under the loan agreement.

         In April 2000, the Company consummated a private placement of 450,000 shares of common stock for gross proceeds of $315,000.

         In June 2000, the Company the Company consummated a private placement of 571,429 shares of common stock for gross proceeds of $400,000.

         In July 2000, the Company entered into a loan agreement with Mr. Holger Timm pursuant to which Mr. Timm agreed to lend the Company an aggregate of up to $1,500,000, provided that advances shall not exceed $500,000 in any single month. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable in full on December 31, 2000. The advances may be converted at the option of the lender into the Company's common stock at 80% of the five day average trading price of the common stock prior to conversion, but not less than a floor price as calculated pursuant to the loan agreement . As of September 30, 2000, $1,350,000 had been advanced under the loan agreement.

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

         In February 2000, the Company signed a Memorandum of Understanding with the Italian Ministry of Industry and various other Italian governmental entities with respect to the financing of the first Offshore Shuttle. The Memorandum of Understanding provides for financial support from the various governmental entities in the form of equity, debt and government guarantees, subject to numerous material conditions, including the satisfactory completion of due diligence, the submission by an Italian shipyard of a competitive construction bid with terms and conditions acceptable to the Company, the arrangement of sufficient commercial debt financing with a major bank, and the raising of additional equity capital. In seeking to satisfy these conditions, it has become evident to the Company that there is little likelihood of receiving a competitive construction bid from a capable shipyard. As a result, the Company has decided to discontinue its efforts regarding the Italian financing, focusing instead on satisfying the conditions to the West LB financing.

         There can be no assurance that the conditions to the WestLB Financing will be satisfied or, if satisfied, that the WestLB Financing will be consummated on reasonable terms or at all. Although the Company believes that the proceeds from the WestLB Financing, if completed, will enable the Company to construct the first Offshore Shuttle, there can be no assurance in that regard. Moreover, even if the WestLB is consummated, the Company's future capital requirements could vary significantly and will depend on certain factors, many of which are not within the Company's control. Such factors include

         o the need for cash to fund the construction of additional Offshore Shuttles;
         o greater than anticipated expenses; and
         o longer engineering, development, and construction times than now contemplated.

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

Forward-looking Statements

         The information set forth herein includes certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, including statements regarding the Company's anticipated operations, market size, the capabilities of the Offshore Shuttle, the dates on which construction of the Offshore Shuttles will commence and be completed, the number of Offshore Shuttles to be constructed, the WestLB financing and the Company's ability to satisfy the conditions precedent to the WestLB financing, and the Company's ability to fund the construction of additional Offshore Shuttles, are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as result of various known and unknown factors including, without limitation, future economic, competitive, regulatory and market conditions, future business decisions, the receipt of financing, construction delays, demand for the Company's services and those risks discussed herein, in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on December 21, 1998, and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Readers are cautioned not to put undue reliance on these forward-looking statements. The Company undertakes no obligation to revise any of these forward-looking statements.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The following exhibits are filed herewith:

                  10. Lease agreement dated October 15, 2000, by and between Marine Shuttle Operations AS and RC Group ASA.

                  27.      Financial Data Schedule

         (b)      Report on Form 8-K

                  The Company did not file any reports on Form 8-K during the three month period ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: November 9, 2000              MARINE SHUTTLE OPERATIONS INC.









                                    By: /s/ Iqbal Akram
                                        -----------------
                                    Iqbal Akram, Chief Financial Officer

                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit #                          Document                                 Page

  10 Lease agreement dated October 15, 2000, by and between Marine Shuttle Operations AS and RC Group ASA
  27.        Financial Data Schedule