Form 10-Q/A
period 2000-09-30
MARINE SHUTTLE OPERATIONS INC
filed 2000-11-27
CIK 1064469

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-Q/A
                                 Amendment No. 1


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934         For the quarterly period ended  September 30, 2000
                   -------------------------------------------------------------

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the transition period from                        to
                               ----------------------    -----------------------

                         Commission File Number 0-29796


                         MARINE SHUTTLE OPERATIONS INC.
                         ------------------------------
             (Exact name of Registrant as Specified in Its Charter)

                 Nevada                                    91-1913992
----------------------------------------         ------------------------------
     (State or Other Jurisdiction of             I.R.S. Employer Identification
     Incorporation or Organization)                           No.)


 4410 Montrose Boulevard, Houston, Texas                     77006
----------------------------------------         ------------------------------
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
                           CONSOLIDATED BALANCE SHEETS
                                  (U.S.Dollars)

                                                                      September 30,       December 31,
                                                                          2000                1999
                                                                   --------------        --------------
                                                                     (unaudited)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                         $    288,572           $  1,119,564
 Restricted cash                                                         31,696                 54,478
 Accounts receivables                                                    85,162                 38,619
 Other current receivables                                              100,162                114,305
                                                                   ------------           ------------
 Total Current Assets                                                   505,592              1,326,966

 Property, plant and equipment, net                                   6,439,964              5,980,857
 Debt issue cost                                                      1,641,265              1,109,510
 Goodwill, net                                                       26,778,751             28,096,422
 Patents and agreements, net                                          2,863,376              2,732,240
                                                                   ------------           ------------
 TOTAL ASSETS                                                      $ 38,228,948           $ 39,245,995
                                                                   ============           ============

 LIABILITIES AND SHAREHOLDERS` EQUITY
 Current Liability
 Accounts payable                                                  $    578,839           $    933,817
 Notes payable                                                        4,800,000              2,550,000
 Other current liabilities                                              552,992                341,246
                                                                   ------------           ------------
 Total current liabilities                                            5,931,831              3,825,063

 Long Term Debt                                                         258,206                293,379

 Minority interest                                                           --                228,826

 Contingency (Note 3)

 SHAREHOLDERS' EQUITY
 Authorized 75,000,000 common shares with a par value
 of $0.001. Issued and outstanding 43,988,356, and
 40,750,642 common shares with a par value of $0.001
 at September 30, 2000 and December 31, 1999 respectively                43,988                 40,751
 Other paid in capital                                               50,103,423             47,684,739
 Deficit accumulated during the development stage                   (17,326,485)           (12,570,929)
 Accumulated other comprehensive loss                                  (782,015)              (255,834)
                                                                   ------------           ------------
 Total shareholders' equity                                          32,038,911             34,898,727
 TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                                            $ 38,228,948           $ 39,245,995
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

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                  (U.S.Dollars)
                                   (unaudited)

                                            Cumulative to
                                             September 30,
                                                 2000               Three Months Ended                   Nine Months Ended
                                             from date of              September 30,                        September 30,
                                              inception      ------------------------------       -------------------------------
                                            May 23, 1997           2000            1999               2000               1999
                                           ---------------   ---------------   -------------      ------------       ------------
Operating revenues                         $    230,048      $    108,536       $     36,072      $    108,536       $     59,804
                                           ------------      ------------       ------------      ------------       ------------

OPERATING EXPENSES
 Personnel costs                              2,532,745           492,338            409,664         1,029,313          1,275,478
 Legal, audit and advisory services           1,954,906            59,201             68,267           289,818            368,182
 Cost of cancelled financing                    606,721                --                 --                --                 --
 General and administrative                   2,273,539           170,023            188,804           547,879            767,008
 Marketing                                    1,094,822            37,624             76,719           142,176            251,513
 Technical development                          583,403                --              9,445            29,197            278,499
 Depreciation                                   171,895            27,982             23,076            65,211             72,491
 Amortization - goodwill and intangibles      8,753,209         1,016,899            968,215         2,985,838          2,904,646
 Loss on investment                              90,000                --                 --                --                 --
 Currency exchange loss (gain)                  (12,673)           (8,082)           (76,051)          (14,655)            28,685
                                           ------------      ------------       ------------      ------------       ------------

 Total operating expenses                  $ 18,048,567      $  1,795,985       $  1,668,139      $  5,074,777       $  5,946,503
                                           ------------      ------------       ------------      ------------       ------------

 Interest expense, net of capitalized           141,151            15,996              8,612            24,494             19,890
 Interest income                                (80,667)           (1,390)            (5,058)           (9,253)           (40,990)

 Net loss before minority interest         $(17,879,003)     $ (1,702,055)      $ (1,635,621)     $ (4,981,482)      $ (5,865,599)
                                           ------------      ------------       ------------      ------------       ------------
 Minority interest                             (552,518)               --            (28,956)         (225,927)          (176,253)
                                           ------------      ------------       ------------      ------------       ------------

 Net loss                                  $(17,326,485)     $ (1,702,055)      $ (1,606,665)     $ (4,755,555)      $ (5,689,346)
                                           ============      ============       ============      ============       ============

 Other comprehensive loss:
  Accumulated other comprehensive loss-
    foreign currency translation
    adjustments                                (782,015)         (371,718)           (32,773)         (627,553)           (27,360)
                                           ------------      ------------       ------------      ------------       ------------

 Comprehensive loss                        $(18,108,500)     $ (2,073,773)      $ (1,639,438)     $ (5,383,108)      $ (5,716,706)
                                           ============      ============       ============      ============       ============

 Basic and diluted loss per share                            $      (0.04)      $      (0.05)     $      (0.11)      $      (0.17)
                                                             ============       ============      ============       ============

 Basic and diluted weighted average shares outstanding         43,988,356         33,707,357        42,399,799         33,605,996
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

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (U.S.Dollars)
                                   (unaudited)

                                                            Cumulative to
                                                          September 30, 2000               Nine Months Ended
                                                            From date of                      September 30,
                                                             inception            ------------------------------------
                                                            May 23, 1997               2000                 1999
                                                        ----------------------    ---------------       --------------
OPERATING ACTIVITIES

Net Loss                                                   $(17,326,485)          $ (4,755,555)          $ (5,689,346)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                 8,925,106              3,051,050              2,977,137
Minority interest                                              (552,518)              (225,927)              (176,253)
Loss on investment                                               90,000                     --                     --
Unrealized gain on foreign currency                              34,780                 (5,010)                62,657
Changes in working capital:
Accounts receivable                                             (85,162)               (46,543)               (19,735)
Other current receivables and restricted cash                  (131,857)                36,925                 47,734
Accounts payable                                                578,840               (354,977)               163,014
Other current liabilities                                       518,212                216,756                (19,513)
                                                           ------------           ------------           ------------
Net cash used in operating activities                      $ (7,949,084)          $ (2,083,281)          $ (2,654,305)
                                                           ------------           ------------           ------------

 INVESTING ACTIVITIES

 Investments                                                   (100,000)                    --                     --
 Capital expenditures                                        (5,417,558)              (543,226)            (3,586,968)
 Proceeds on sale of investment                                  10,260                     --                     --
 Advance to Marine Shuttle Operations AS                       (249,986)                    --                     --
 Acquisition of Marine Shuttle Operations AS                    416,635                     --                     --
 Advance to Offshore shuttle AS                                (100,000)                    --                     --
 Acquisition of Offshore Shuttle AS                             482,476                     --                     --
                                                           ------------           ------------           ------------
 Net cash used in investing activities                     $ (4,958,173)          $   (543,226)          $ (3,586,968)
                                                           ------------           ------------           ------------

 FINANCING ACTIVITIES

 Issuance of capital stock                                   11,564,050                715,000              5,748,750
 Share issue cost                                              (746,881)               (10,500)              (229,950)
 Debt issue cost                                             (1,641,265)              (531,755)              (854,200)
 Payment on Note payable                                     (5,875,000)                    --             (3,500,000)
 Borrowing on Note payable                                   10,968,378              2,250,000              4,941,567
                                                           ------------           ------------           ------------
 Net cash provided by financing activities                 $ 14,269,282           $  2,422,745           $  6,106,167
                                                           ------------           ------------           ------------
Effect of exchange rate change in cash and
cash equivalents                                             (1,073,453)              (627,230)              (132,579)
 Net increase (decrease) in cash and cash equiv.           $    288,572           $   (830,992)          $   (267,685)
                                                           ------------           ------------           ------------
 Cash and cash equivalents at beginning of period                    --              1,119,564                903,805
                                                           ------------           ------------           ------------
 Cash and cash equivalents at end of period                $    288,572           $    288,572           $    636,120
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

         In July 2000, the Company entered into a loan agreement with Mr. Holger Timm, a foreign individual, pursuant to which Mr. Timm agreed to lend the Company an aggregate of up to $1,500,000, provided that advances shall not exceed $500,000 in any single month. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable in full on December 31, 2000. The advances may be converted at the option of the lender into the Company's common stock at 80% of the five day average trading price of the common stock prior to conversion, but not less than a floor price as calculated pursuant to the loan agreement. As of September 30, 2000, $1,350,000 had been advanced under the loan agreement. Because of the floor price, there is no beneficial conversion feature with respect to the advance as of September 30, 2000.

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

8.       GOODWILL

                                       September 30,       December 31,
                                           2000                1999
----------------------------------------------------     ---------------
Total cost                              $ 34,127,918        $ 32,929,340
Accumulated amortization                   7,349,167           4,832,918
                                      --------------     ---------------
                                        $ 26,778,751         $28,096,422
                                      ==============     ===============

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



Date:  November  27, 2000           MARINE SHUTTLE OPERATIONS INC.









                                    By:  /s/ Iqbal Akram
                                         ---------------
                                    Iqbal Akram, Chief Financial Officer

                                    (Principal Financial and Accounting Officer)