Form 10-K405
period 2000-12-31
MARINE SHUTTLE OPERATIONS INC
filed 2001-03-29
CIK 1064469

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to _________

                         Commission File Number 0-29796

                         MARINE SHUTTLE OPERATIONS INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Nevada                                   91-1913992
----------------------------------         -----------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification
  Incorporation or Organization)                          No.)

      Luramyrveien 29, Sandnes, Norway                        N-4391
---------------------------------------------        ---------------------------
  (Address of Principal Executive Offices)                  (Zip Code)


Registrant's telephone number, including area code:            (713) 529-7498
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 23, 2001 was approximately $3,514,045 computed based on the average bid and asked prices of the Common stock on the OTC Bulletin Board on such date.

         There were 54,844,346 shares of the Registrant's common stock outstanding as of March 23, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-K
                                TABLE OF CONTENTS

PART I............................................................................................................3

   ITEM 1. BUSINESS...............................................................................................3
   ITEM 2. PROPERTIES............................................................................................17
   ITEM 3. LEGAL PROCEEDINGS.....................................................................................17
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................17

PART II..........................................................................................................18

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................................18
   ITEM 6.  SELECTED FINANCIAL DATA..............................................................................19
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................20
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................25
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................26
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND......................................45

PART III.........................................................................................................45

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.....................................................................45
   ITEM 11. EXECUTIVE COMPENSATION...............................................................................47
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................48
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................49
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....................................50

                                     PART I

ITEM 1.  BUSINESS

General

         Marine Shuttle Operations Inc. (the "Company"), through its wholly-owned Norwegian subsidiary, Marine Shuttle Operations AS, is seeking to become a leading player in the market for decommissioning, installing, and transporting offshore oil and gas structures. The Company is in the development stage, has not generated any revenues from operations, and does not expect to generate any significant revenues from operations until the year 2003, at the earliest.

         Offshore oil and gas structures typically are decommissioned or installed using crane ships and other support vessels. Most structures, however, are too large to be lifted by existing cranes. As a result, decommissioning is accomplished by cutting the particular structure into many pieces before being lifted. For installation, the structure must be fabricated in numerous pieces and assembled at the installation site. In both cases, the procedure is difficult, dangerous, expensive, and time consuming.

         The Company has designed a vessel, the "Offshore Shuttle," which it believes will be capable of lifting and carrying large offshore oil and gas structures, eliminating the need for extensive cutting prior to decommissioning and permitting onshore assembly prior to installation. The Company anticipates that construction of the first Offshore Shuttle will begin six months after sufficient financing is obtained and will be operational approximately 18 months thereafter. Construction of a second Offshore Shuttle is intended to commence one year after construction of the first Offshore Shuttle begins, and construction of a third and a fourth Offshore Shuttle is intended to commence one year after construction of the second begins.

         The Company has formed strategic alliances with Thyssen Krupp Stahlunion GmbH, RC Consultants AS, and Schuller Industrieentsorgung AG to test, develop, manufacture, and commercialize the Offshore Shuttle concept.

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

         Many different types of installations exist, each one being uniquely designed based on the characteristics of the installation site, including the water depth, the seabed characteristics, and the reservoir, wave, and current conditions. Of the current installed base of structures, more than 5,800 are fixed steel installations. Although most fixed steel installations are situated in shallow waters (i.e., less than 75 meters), there are three hundred to four hundred fixed steel installations situated in intermediate water depths (i.e., 75 to 200 meters). These deeper water structures tend to be much larger than their shallow water counterparts.

         Fixed steel installations are comprised of two elements: the topside and the substructure or "jacket." The topside is the above-water portion of the installation that contains the processing, drilling, and accommodation facilities. Topsides vary enormously in size and function. Weights range from a few hundred tons for small topsides in the Gulf of Mexico to over 50,000 tons for large topsides in the North Sea. Topsides may be built as separate modules, as an integrated unit, or as a combination of the two (i.e., an integrated deck containing process facilities topped by individual modules). The choice of system depends on the facilities required and the method by which the topside is installed. Topsides typically are transported offshore either on barges or on the deck of the crane vessels.

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

         In addition to fixed steel structures, the current installed base of structures includes:

                  o concrete gravity base structures (typically found in shallow and intermediate water depths);

                  o various types of floating structures such as tension leg platforms, deep draft caisson vessels, compliant towers, spars, and floating production, storage and offloading vessels (typically situated in deep waters --i.e., more than 200 meters), and

                  o subsea structures which include the equipment needed to develop satellite fields and the seabed equipment associated with floating installations.

         The Company believes that over the next 20 years, approximately $35 billion will be spent on the installation of new structures. The Company also believes that over the next 30 years, most of the currently installed base of structures will have to be decommissioned at an estimated cost of $20 billion to $40 billion. It is anticipated that significant portion of this amount will be spent on the three hundred to four hundred large, steel, intermediate water depth installations that are substantially more difficult to remove using existing technology than their shallow water counterparts. This is most evident in the North Sea and the North East Atlantic where, due to the harsh environment and the significant number of large, intermediate depth steel structures, the anticipated decommissioning costs are considerably greater than in the rest of the world. Indeed, it is estimated that approximately fifty to sixty percent of worldwide decommissioning costs will be spent in the North Sea and the North East Atlantic, even though such regions account for just five percent of the total number of installations. The Company's initial decommissioning efforts will focus on these large, intermediate depth steel structures.

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

         A number of different methods currently are utilized to remove an offshore installation. Determining which method is most appropriate for a particular installation is a function of numerous factors, including:

                  o the installation's size, weight, construction type, and distance from shore;

                  o the water depth, seabed characteristics, reservoir, wave, and current conditions of the site of installation; and

                  o        safety considerations.

         The typical method of removal involves cutting the particular structure into many pieces. Crane ships and other support vessels are used to lift the pieces onto barges or, in some instances, onto the deck of the crane ships themselves. The cutting is necessitated by the limited lifting capabilities of existing crane ships. Complications often arise, however, in determining the maximum lift capability during decommissioning operations. The largest cranes theoretically are capable of lifting objects up to 14,000 tons. During an actual lift, however, various factors will significantly reduce the theoretical lift capability including:

                  o        vertical and horizontal clearance;

                  o the required outreach and/or upreach of the crane boom;

                  o        anchoring requirements;

                  o proximity to other facilities, subsea wellheads, and pipelines;

                  o        location characteristics, and

                  o the size and structural integrity of the pieces to be lifted.

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

         Several companies have offered and/or have proposed solutions for lifting large platforms in one piece. These involve the use of multiple barges, twin-hull tankers, split-hull tankers, and U-shaped semi-submersibles. One such solution, known as Versatruss, is comprised of two barges and an array of booms, rigging, and winches. The components are assembled together to produce what is essentially a giant scissors jack. The barges are symmetrically placed around the platform, and the booms from each barge are placed in receptacles that have been welded to the platform deck. The barges are pulled together sideways using winches. This causes the angle of inclination of the booms to increase, forcing the deck upwards. The Company believes that the utility of Versatruss and most of these other alternative solutions will be limited to the lifting of topsides in calm waters. Although some of such lifting systems may be capable of lifting jackets, the Company believes that the vertical clearance limitations inherent in each of such systems will inhibit their ability to lift the jackets onshore. Rather, the Company believes that such systems only will be capable of towing jackets from one installation site to another. The Company cannot assure you that its beliefs will prove to be accurate.

         Removal of a few of the larger, older jackets that are equipped with flotation systems may be attempted by re-floating them. During installation, the flotation systems were used to float the jackets while being towed to the installation site. At the site, the flotation tanks were ballasted, foundation piles were then added to fasten these structures to the seabed, and any temporary buoyancy aids were removed. If the foundation piles can be removed and the flotation tanks can be deballasted or temporary buoyancy aids can be added, then it might be possible to refloat the structures. Given the age of these structures, however, the condition of the flotation systems is questionable.

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

Installation

         Limited crane capacity also affects the topside installation market. Topsides often are installed by transporting the topside to the site on a barge, and using cranes to lift it from the barge onto the structure on which it is to be installed. The Company believes that many of the topsides that will be installed over the next 20 years will be too large to be lifted by existing cranes, precluding them from being assembled onshore and installed in one piece. Rather, they will have to be fabricated in numerous pieces and assembled at the installation site. This is not ideal since offshore platform assembly can cost up to ten times more than onshore assembly. As an alternative, topside installation can be accomplished by transporting the topside to the site using two vessels aligned in a catamaran-type fashion, floating over the structure on which the topside is to be installed, and lowering the topside onto the structure by flooding the tanks in the transport vessels. The weight of the topsides that can be installed using this "float over" method is limited, however, because of the pitching and heaving of the transport vessels during transport and installation. As offshore exploration increases with increased demand for oil and gas, the Company believes that the cost savings from a "single lift" solution will become even more prominent. The Company believes the Offshore Shuttle will provide such a solution.

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

         The Company envisions a typical platform removal operation commencing with the preparation of the Offshore Shuttle at its home base and the preparation of the platform for removal. Pre-removal preparations will include:

                  o conducting a detailed analysis and preparing a comprehensive method statement of all of the tasks to be performed in the removal operation,

                  o adjusting the Offshore Shuttle's lifting frame for the installation to be removed, and

                  o equipping the topside support legs or the underside of the topside deck with specially prepared docking connections.

         Upon completion of the pre-removal preparations, the Offshore Shuttle will be towed--it is not a self-propelled vessel--to the offshore site by several vessels, one of which will serve as the control center for the removal operation.

         The topside will be removed first. The Offshore Shuttle will be partially submerged (i.e., ballasted) and guided into position under the topside by the use of guidance tugs or mooring anchors. The tugs or anchors will keep the Offshore Shuttle in position while the topside is cut from the jacket. Alternatively, the Offshore Shuttle can be moved into position after cutting the topside from the jacket. Once cut, the topside and the jacket will be temporarily secured to each other by clamps that will be designed specifically for the installation being removed. The Offshore Shuttle will be deballasted, causing it to rise in the water until the lifting frame on the Offshore Shuttle connects with the docking connections on the topside. The temporary clamps then will be unfastened from the jacket. Once the topside is lifted, it can be seafastened to the Offshore Shuttle for transport to another offshore site, or to a land site for dismantling or refurbishment.

         The Offshore Shuttle then will be towed to the offshore location to perform the jacket removal. At the site, the Offshore Shuttle will be ballasted at one end so that it is sitting vertically in the water. It will be maneuvered by tugs or mooring anchors into position and connected with the jacket. The tugs or anchors will keep the Offshore Shuttle in place while the connection to the jacket is made. The top of the jacket will be connected by tension mechanisms to the top of the Offshore Shuttle and the jacket legs will be cut at the seabed. Alternatively, the Offshore Shuttle can be moved into position after cutting the jacket legs at the seabed. The Offshore Shuttle will "scoop up" the jacket by deballasting into its original horizontal position. The jacket will be seafastened to the Offshore Shuttle and transported to another offshore site, or to a land site for dismantling or refurbishment.

         The Company believes the Offshore Shuttle will be able to remove most of the largest topsides in one piece and also will be capable of diving partly below the water surface to remove a complete jacket in one operation. The maximum weight of the structures which can be handled is a matter of design, but the Company believes that a 19,000 ton Offshore Shuttle will be capable of lifting topsides weighing up to approximately 22,000 tons and jackets weighing up to approximately 12,000 tons in one piece without the use of large crane barges.

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

         The cost of constructing an Offshore Shuttle is estimated to be between $100 million and $200 million, depending on size. Moreover, the Company anticipates that approximately 20 people will be required for a typical Offshore Shuttle decommissioning operation compared to the typical crane ship operation that requires up to 200 people. Additional support vessels are needed for both crane ship and Offshore Shuttle operations.

         The Company believes that the Offshore Shuttle's principal advantage over existing decommissioning methods will be its ability to remove and carry large structures in one piece. By eliminating the need to cut installations into many smaller units, offshore operation time, costs, and risks will be significantly reduced and reuse of the installation will become a more viable alternative. The Company believes the Offshore Shuttle's anticipated versatility will make it a unique alternative for handling marine objects, both inshore and offshore.

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

         It is anticipated that the total weight of each Offshore Shuttle will range from 8,000 tons to 20,000 tons, depending upon the task for which it is designed. The main dimensions (as described above) may be changed depending on the Company's determination of the number and types of marine objects which are to be installed or removed in the foreseeable future. It is the Company's intention to have each Offshore Shuttle built for a dedicated region, however, it is anticipated that only the first Offshore Shuttle will be capable of diving partly below the surface to remove a jacket.

         Testing. The Company believes that the technical risks associated with the Offshore Shuttle concept have been reduced by extensive model testing and rigorous calculations.

         o Using a 1:50 scale model of an Offshore Shuttle, motions in different ballast conditions were tested.

         o Ballasting/deballasting sequences were tested without any marine object, with a 1:50 scale model of 7,000 ton jacket, and with a 1:50 scale model of an 8,000 ton topside.

         o Hydrodynamics were tested by examining the motions of the Offshore Shuttle (with and without a marine object) in different positions and when subjected to wave forces, as well as its towing resistance in calm water and storm.

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

Business Strategy

         The Company is in the process of evaluating bids received from a number of construction yards which it believes have the capacity and capability to build an Offshore Shuttle. Construction of the first Offshore Shuttle is intended to start approximately six months after sufficient financing is obtained, and it is expected to be operational approximately 18 months thereafter. Construction of a second Offshore Shuttle is intended to commence one year after construction of the first Offshore Shuttle begins, and construction of a third and a fourth Offshore Shuttle is intended to commence one year after construction of the second begins.

         Subject to market demand, performance results, and other factors, the Company anticipates that the first Offshore Shuttle will conduct two commercial operations in its first year in service, five operations each year the next two years, and six operations in each year thereafter. The Company anticipates that the second, third and fourth Offshore Shuttles will perform four operations in their first year of service, and six in each year thereafter. In making the foregoing forecasts, the Company has assumed that each commercial operation, including all pre-engineering work, will take up to one year to complete, with the offshore portion calculated to be four weeks on average.

         The Company intends to focus its initial efforts on installing topsides in the Gulf of Mexico and off the coast of West Africa and Brazil, and on decommissioning large, intermediate depth structures in the North Sea, the North East Atlantic, and other regions where the Company anticipates the advantages of using the Offshore Shuttle will be most prominent. The Company ultimately intends to provide a full range of services, including decommissioning, installing, transporting, and recycling/disposing of various types of structures.

         Offshore decommissioning activity in the North Sea and the North East Atlantic is highly seasonal, principally as a result of weather conditions. Historically, the greatest demand for offshore decommissioning services in such regions has been during the period from May through September. The Company may seek to partially offset the anticipated seasonality of its proposed operations by pursuing other potential opportunities such as leasing the Offshore Shuttle to third parties for bridge building, dry docking ships and floating platforms, and other uses. The Company cannot assure you that such other opportunities, if successful, will result in the anticipated offset of the seasonality of its proposed operations.

Strategic Alliances

         The Company's business strategy is dependent upon forming strategic alliances and relationships with joint venture partners, contract manufacturers, or other third parties, and upon the subsequent success of these parties in performing their responsibilities. In this regard, the Company has formed strategic alliances with Thyssen Krupp Stahlunion GmbH, RC Consultants AS, and Schuller Industrieentsorgung AG.

         o Thyssen Krupp Stahlunion GmbH. Thyssen Krupp Stahlunion GmbH, a subsidiary of Thyssen Krupp AG, will assist the Company in its marketing efforts and will provide it with the material and equipment procurement services necessary to build the Offshore Shuttle. Jurgen Ternieden, a director of the Company, is an officer and the head of the Pipes, Offshore, Special Products Department of TKSU.

         o RC Consultants AS. RC Consultants AS, a Norwegian engineering company with more than 400 skilled offshore engineers, will assist in the Company's engineering and operational activities.

         o Schuller Industrieentsorgung AG. Schuller Industrieentsorgung AG, a German service company, will provide the Company with expertise regarding waste management, onshore dismantling, and oil pollution prevention and cleanup. Franz Eder, the Company's President and Chairman of the Board, and Dr. Hubert Besner, a director of the Company, are members of the Supervisory Board of Schuller. Mr. Eder also is a shareholder of Schuller.

         In addition, the Company's proposed offshore activities may require the use of large tug boats, unloading docks, subsea specialists, marine operators, diving support vessels, and various safety and supply boats. The Company may seek to form strategic alliances and relationships with third parties who provide these and other services.

         The Company believes that the use of these outside parties will help minimize its fixed costs and increase its flexibility by gaining access to qualified personnel when needed. The Company cannot assure you that such arrangements will be successful. If any of these arrangements are cancelled and/or are unsuccessful, and if the Company is unable to secure new alliances in their place, there would be a material adverse effect on the Company.

Proprietary Protection

         The Company has seven patents regarding various aspects of the Offshore Shuttle design and operation, and numerous patent applications are pending. In addition, the Company relies on unpatented proprietary know-how and trade secrets, and employs various methods including confidentiality agreements with employees, consultants and marketing partners to protect its trade secrets and know-how.

Competition

         The Company will face competition from companies which provide decommissioning, installation, or transport services using cranes and barges. In addition, several companies have offered or have proposed solutions for lifting large platforms in one piece. These involve the use of multiple barges, twin-hull tankers, split-hull tankers, and U-shaped semi-submersibles. Competition may also arise from vessels, processes, and/or technologies currently in development, or developed in the future, by other companies.

         The Company believes that its ability to compete will depend on many factors, both within and beyond its control, including the reliability and cost-effectiveness of the Offshore Shuttle, the effectiveness of its sales and marketing efforts, the quality of its strategic partners, and the timing and market acceptance of new or improved vessels, processes, or technologies developed by the Company or others.

Regulations

         Decommissioning of facilities is governed by national legislation within the framework of international and regional regulations. Determining the applicable regulatory framework will depend, in part, on how the Offshore Shuttles are classified--e.g., as "ships," "vessels," "installations," etc., whether, and if so, where the Offshore Shuttles are registered or documented, and where its intended operations are performed.

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

         In 1989, the International Maritime Organization, a technical arm of the United Nations dealing with safety of navigation, issued guidelines dealing with the removal of offshore platforms. Recognizing the magnitude and complexity of removal operations, the IMO Guidelines took into account not only the size of the platforms but also the capabilities of the removal vessels. The IMO Guidelines provide that installations weighing less than 4,000 tons that are in less than 75 meters of water must be completely removed, while bigger and deeper structures need be only partially removed provided the remains are covered by an unobstructed water column at least 55 meters deep. For structures emplaced on the seabed on or after January 1, 1998, the water depth threshold increases from 75 meters to 100 meters. In addition, all platforms installed on or after January 1, 1998 must be designed so that removal is feasible.

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

Employees

         Marine Shuttle Operations Inc. employs three people, all of whom are executive officers. Marine Shuttle Operations AS employs four people. The employees are not unionized or employed pursuant to any collective bargaining agreement or any similar agreement. The Company believes that the relationship with its employees is satisfactory.

Technical Development

         Technical development expenses for the year ended December 31, 2000, and 1999 were $27,267 and $554,206, respectively. The Company did not incur technical development costs in 1998. The Company intends to continue to devote resources and capital, to the extent available, to technical development so it can develop and commercialize the Offshore Shuttle.

Safe Harbor For Forward Looking Statements Under the Securities Litigation Reform Act of 1995; Risk Factors

         This Annual Report on Form 10-K and the other reports, releases, and statements (both written and oral) issued by the Company and its officers from time to time may contain statements concerning the Company's future results, future performance, intentions, objectives, plans, and expectations that are deemed to be "forward-looking statements". Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results, performance, and achievements may differ significantly from those discussed or implied in the forward-looking statements as a result of a number of known and unknown risks and uncertainties including, without limitation, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

         The risks presented below may not be all of the risks the Company may face. These are the factors that the Company believes could cause actual results to be different from expected and historical results. Other sections of this report include additional factors that could have an effect on the Company's business and financial performance. The industry that the Company competes in is very competitive and changes rapidly. Sometimes new risks emerge and management may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results.

The Company has a limited operating history and no revenues from operations

         The Company was incorporated in May 1997 to serve as a holding company for one or more unidentified operating subsidiaries. The Company's limited operating history makes it difficult to evaluate its performance and prospects, and its proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise. To date, the Company has no significant assets and the Company has not generated any revenues from operations. The Company believes that it will not generate any revenues from operations until 2003, at the earliest. The Company cannot assure you that significant revenues will ever develop, or that the Company will achieve profitable operations. The likelihood of the Company's success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a new business, particularly one that is seeking to develop and commercialize a new product and operate in a competitive environment.

The Company needs additional capital to implement its business strategy

         As of December 31, 2000, the Company had an accumulated deficit of $18,933,079 and a working capital deficit of $6,191,824. The Company needs additional funds to finance its proposed operations. If additional funds are raised through the issuance of equity or convertible debt securities, the Company's stockholders may experience dilution and the securities may have rights, preferences and privileges senior to those of the common stock. If capital is raised through a debt financing with financial institutions, the Company would likely become subject to restrictive covenants relating to its operations and finances.

         In September 1999, the Board of Westdeutsche Landesbank Girozentrale (WestLB) of Dusseldorf, Germany issued its conditional approval to underwrite a U.S. $157.5 million loan facility for the first Offshore Shuttle. The West LB financing is subject to numerous material conditions, none of which have been satisfied. The Company cannot assure you that the conditions to the WestLB Financing will be satisfied or, if satisfied, that the WestLB Financing will be consummated on reasonable terms or at all.

          If the Company is not able to raise a substantial amount of additional capital, the Company may be required to significantly curtail or cease its proposed activities.

Due to the Company's holding company structure, any funds distributed to the Company from its subsidiary may be subject to domestic and foreign taxes

         The Company currently own all of the issued and outstanding capital stock of MSOAS. Based on this ownership structure, any dividends paid to the Company by MSOAS are subject to Norwegian withholding taxes and U.S. income taxes (which can be offset to the extent of the Norwegian withholding taxes). Thus, the amount of funds that may be distributed by MSOAS to the Company for working capital, acquisitions, investments, or other purposes will be reduced to the extent such taxes are payable.

The Company may lose the rights to the offshore shuttle concept

         The intellectual property rights to the Offshore Shuttle concept were transferred to the Company by Gunnar Foss and Per Bull Haugs0en, the developers of the Offshore Shuttle concept. The Company granted Messrs. Foss and Haugs0en a right of first refusal with respect to the transfer of the intellectual property rights. In addition, if the Company ceases to actively engage in activities relating to the Offshore Shuttle concept, then the intellectual property rights will revert back to them. In such event, the Company would be unable to obtain any value from the future sale or exploitation of the rights. Messrs. Foss and Haugs0en have agreed to relinquish their right of first refusal and their right to have the intellectual property rights transferred back to them, but only if certain conditions are satisfied. These conditions include the Company's receipt of a written commitment for the financing of the first Offshore Shuttle, and the Company entering into contracts for the design, construction, and fabrication of the first Offshore Shuttle. The Company cannot assure you that these conditions will be met.

A substantial amount of time will lapse until commercial introduction of the first Offshore Shuttle

         The Company is in the process of evaluating bids received from a number of construction yards which the Company believes have the capacity and capability to build an Offshore Shuttle. The Company cannot assure you that it will be able to negotiate acceptable contract manufacturing arrangements. The Company anticipates that physical construction of the first Offshore Shuttle will start six months after the receipt of sufficient capital and will be operational 18 months thereafter. Construction of a second Offshore Shuttle is intended to commence one year after construction of the first Offshore Shuttle begins, and construction on a third and a fourth Offshore Shuttle is intended to commence one year after construction of the second begins. The Company cannot assure you as to the time required to complete construction or that construction will be successfully completed at all.

         The Company anticipates that each Offshore Shuttle will conduct between two and six commercial operations per year. The Company does not anticipate generating any significant revenues until the year 2003, at the earliest. The Company cannot assure you that its assumptions regarding the number of operations to be performed will prove to be accurate, or that the Company will ever achieve commercially significant sales. To date, the Company has not entered into any contracts for the use of its proposed services, and the Company cannot assure you that any such contracts will materialize.

The Offshore Shuttle may not function as intended

         The Company cannot assure you that construction of the Offshore Shuttle will be successfully completed or that, if constructed, the Offshore Shuttle will function properly, will be operationally safe and environmentally friendly, or will enable the Company to provide decommissioning, installation, and transportation services in an effective manner or at all. In addition, the Company anticipates that the Offshore Shuttle will be equipped with an adjustable lifting frame, and specially-prepared docking connections will be utilized during removal operations. To date, neither the lifting frame nor the docking connections have been completely engineered, and the Company cannot assure you that such engineering will be successfully completed. If the Company is unable to engineer the lifting frame and/or the docking connections, it could have a material adverse effect on the Company.

The Company may face intense competition and its technology may become obsolete

         The Company will face competition from companies that provide decommissioning, installation, and transport services using cranes and barges. In addition, several companies have offered or have proposed solutions for lifting large platforms in one piece. These involve the use of multiple barges, twin-hull tankers, split-hull tankers, and U-shaped semi-submersibles. Competition also may arise from vessels, processes, and/or technologies currently in development, or developed in the future, by other companies. The development by others of new or improved vessels, processes, or technologies may make the services to be marketed by the Company less competitive or obsolete. Many of the Company's current and potential competitors are likely to have substantially greater financial, managerial, and technical resources than the Company. The Company cannot assure you that it will be able to compete successfully in the marketplace, if at all.

Protection of the Company's proprietary rights may be inadequate

         The Company has seven Norwegian patents regarding various aspects of the Offshore Shuttle design and operations, and numerous patent applications are pending in Norway, the United States, and other countries. The Company cannot assure you that patents will issue from any of its patent applications or as to the range or degree of protection the issued patents will afford. In addition, the Company cannot assure you that others will not obtain patents claiming aspects similar to those covered by the patent applications or patents or that the Company's patents will not be challenged by third parties, invalidated, rendered unenforceable, or designed around.

         If a competitor were to infringe on the Company's patents, the costs of enforcing the patent rights may be substantial or even prohibitive. The Company cannot assure you that the Company will be successful in any action for infringement. In addition, the Company cannot assure you that the Offshore Shuttle will not infringe on the patent rights of others, or that patents do not exist or will not be issued in the future that would have an adverse effect on its ability to manufacture or operate the Offshore Shuttle. The Company is aware of the existence of a Norwegian patent which claims the use of a U-shaped structure designed for removing and/or installing topsides. Based on the opinion of patent counsel, Bryns Patentkontor A/S, the Company believes that the Offshore Shuttle will not infringe on this Norwegian patent because, unlike the structure covered by the Norwegian patent, the Offshore Shuttle will not utilize movable transverse beams mounted to its upper beams. The Company cannot assure you that infringement proceedings will not be brought against the Company.

         The Company also may desire or be required to obtain licenses from others in order to further develop, produce, and market the Offshore Shuttle effectively. The Company cannot assure you that licenses will be obtainable on commercially reasonable terms, if at all, that the patents underlying the licenses will be valid and enforceable, or that the proprietary nature of the unpatented technology underlying the licenses will remain proprietary. In addition, the Company relies on unpatented proprietary know-how and trade secrets, and employs various methods including confidentiality agreements with employees, consultants and marketing partners to protect its trade secrets and know-how. These methods may not afford complete protection and the Company cannot assure you that others will not independently develop trade secrets and know-how or obtain access to them.

The Company must maintain and establish strategic alliances and other third party relationships to implement its business strategy

         The Company's strategy for testing, developing, manufacturing, and commercializing the Offshore Shuttle concept is dependent upon forming strategic alliances and relationships with joint venture partners, contract manufacturers, or other third parties, and upon the subsequent success of these parties in performing their responsibilities. The Company cannot assure you that the Company's arrangements with Thyssen Krupp Stahlunion GmbH, RC Consultants AS, and Schuller Industrieentsorgung AG will be successful. If any of these arrangements are cancelled or are unsuccessful, and if the Company is unable to secure new alliances in their place, there would be a material adverse effect on the Company.

         In addition, the Company's proposed offshore activities may require the use of large tug boats, unloading docks, subsea specialists, marine operators, diving support vessels, and various safety and supply boats. The Company may seek to form strategic alliances and relationships with third parties who provide these and other services. If the Company is unable to negotiate acceptable arrangements, or if any of such arrangements are unsuccessful, it could have a material adverse effect on the Company.

The Company has no manufacturing facilities

         Physical construction of the first Offshore Shuttle is intended to commence six months after receipt of sufficient capital. However, the Company does not have the ability to manufacture the Offshore Shuttle. The Company is in the process of evaluating bids received from a number of construction yards which the Company believes have the capacity and capability to build an Offshore Shuttle. The Company cannot assure you that the Company will be able to negotiate acceptable joint venture or contract manufacturing arrangements, or that any of these arrangements will be successful.

The Company has limited marketing and sales capabilities

         The Company has limited marketing and sales capabilities. Thyssen Krupp Stahlunion GmbH has agreed to assist the Company in its marketing efforts. The Company cannot assure you that the Company will be able to effectively market or sell its services through sales representatives, through arrangements with an outside sales force, or through strategic partners.

The Company's services may not be readily accepted by the market

         As with any new technology, there is the risk that the market may not recognize the benefits or the potential applications of the Offshore Shuttle or other future products or technologies that may be developed by the Company. Market acceptance of the Company's proposed services will depend, in large part, on the Company's ability to demonstrate to prospective customers the potential advantages of the Offshore Shuttle over other types of vessels and/or technologies performing similar functions. The Company cannot assure you that the Company will be successful in marketing its services to the oil and gas industry or other markets, or that the use of the Offshore Shuttle will be embraced by the oil and gas industry or other markets.

The Company's business is subject to factors outside its control

         The Company's business may be affected by a variety of factors, many of which are outside its control. Factors that may affect the Company's business include:

         o        the success of the Company's marketing campaign;

         o        competition;

         o        the Company's ability to attract qualified personnel;

         o        technical difficulties in building the Offshore Shuttle;

         o the amount and timing of operating costs and capital expenditures necessary to establish the Company's business, operations, and infrastructure;

         o        governmental regulation; and

         o general economic conditions as well as economic conditions specific to the offshore oil and gas industry.

The Company will be exposed to numerous risks associated with international operations.

         The Company intends to market the Company's services in international markets. International operations entail various risks, including:

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

Seasonality, weather conditions, and other factors may affect the Company's business

         Offshore decommissioning and installation activity in the North Sea and the North East Atlantic is highly seasonal, principally as a result of weather conditions. Historically, the greatest demand for offshore decommissioning and installation services in such regions has been during the period from May through September. As a result, the Company anticipates that a disproportionate amount of the Company's future revenues, if any, will be generated during the second and third quarters of each year. In addition, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. The Company may seek to partially offset the anticipated seasonality of the Company's proposed operations by pursuing other potential opportunities such as leasing the Offshore Shuttles to third parties for bridge building, dry docking ships and floating platforms, and other uses. The Company cannot assure you that such other opportunities, if successful, will result in the anticipated offset of the seasonality of the Company's proposed operations.

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

The Company's business is dependent upon Franz Eder, the Company's Chairman and President, and the Company's ability to attract and retain other key personnel

         The Company's success depends to a significant extent upon the services of Franz Eder, the Company's President and Chairman of the Board. Mr. Eder has entered into an employment agreement with the Company which provides that he shall devote only so much (but not less than 75%) of his professional and business time, attention, and energies to his duties and responsibilities as is reasonable to insure the Company's proper conduct. The Company does not have, and the Company has no current plans to obtain, key person life insurance covering Mr. Eder or any of the Company's other executive officers. The loss of Mr. Eder's services could have a material adverse effect on the Company.

         The Company believes that the Company's future success also will depend on the Company's ability to attract and retain highly-skilled managerial and technical personnel. Competition for such personnel is intense. The Company competes for such personnel with other companies, academic institutions, governmental entities and other organizations, some of which may have substantially greater capital resources than the Company. The Company cannot assure you that it will be successful in attracting and retaining such personnel.

The Company's proposed operations are inherently risky, and the Company has no insurance to protect against these risks

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

         The Company intends to obtain insurance against some of these types of risks. The Company also anticipates that the Company will be adequately protected by the insurance policies of the companies that utilize its services, and the Company intends to further limit the Company's risk by capping the Company's liability exposure in its service contracts with these companies. The Company cannot assure you that the policies of these companies will cover the Company or, if they do, that the insurance (or the insurance obtained by the Company, if any) will be sufficient or effective under all circumstances or against all hazards to which the Company may be subject. In addition, the Company cannot assure you that any contractual limits on liability will be enforceable or will adequately and effectively limit the Company's liability exposure, or that the companies that use the Company's proposed services will nevertheless seek to be indemnified by the Company with respect to the losses or damages they suffer or incur.

Governmental and environmental laws and regulations may restrict the Company's business

         The Company's operations may be subject to and affected by various types of national and international laws and regulations. The technical requirements of the various laws and regulations are complex and stringent, and compliance is often difficult and expensive. The Company may be required to obtain certain permits, licenses and certificates with respect to the Company's proposed operations and to comply with rigorous safety, workplace, and environmental standards. Moreover, certain of the Company's employees may be covered by laws that operate to make liability limits, if any, established by state workers' compensation laws inapplicable to these employees and permit the employees and their representatives to pursue actions against the Company for job related injuries with generally no limits on the Company's potential liability.

         Violations of various statutes and regulations that may be applicable to the Company's proposed operations can result in, among other things,

o        civil penalties;

o        remediation expenses;

o        monetary damages;

o        injunctions;

o        cease and desist orders; and

o        criminal penalties.

          Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, because such laws and regulations are changed frequently, it is difficult for the Company to accurately predict the cost or impact of such laws and regulations on its planned operations.

The Company's President currently controls approximately 14% of common stock

         Franz Eder, the Company's President and Chairman of the Board, presently owns 7,722,000 shares of common stock (approximately 14% of the common stock currently outstanding). As such, Mr. Eder will have a significant voice in all matters submitted to stockholders for approval and in the Company's management and affairs.

A substantial number of the Company's shares are reserved for issuance

         The Company has reserved a total of 2,000,000 shares of common stock for issuance upon the exercise of options that may be granted pursuant to the Company's 1998 Stock Option Plan. The issuance of options pursuant to the Stock Option Plan may adversely affect the Company's ability to consummate future equity financing. Further, the holders of such options may exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company. The exercise and sale of the common stock underlying the options would have a dilutive effect on the Company's stockholders, and may have a material adverse effect on the market price of the common stock.

Anti-takeover provisions may discourage takeover attempts

         Provisions of the Nevada General Corporation Law could have the effect of delaying or preventing a change of control of the Company.

There is a limited public market for the common stock; the Company's stock is a "penny stock"

         There is a limited public market for the Company's common stock, and the Company cannot assure you that a more active public market for the common stock will ever develop or be sustained. The development of a more active public market for the Company's common stock may be impaired because the common stock currently falls within the definition of a "penny stock." The Securities and Exchange Commission has adopted regulations which define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for securities authorized for quotation on certain stock exchanges and on the Nasdaq Small Cap Market. For any transaction involving a penny stock, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure also must be made about commissions payable to both the broker-dealer and the registered representative, and about current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As long as the Company's common stock continues to trade below $5.00 per share, the trading market for the Company's common stock could be materially adversely affected.

The availability of a substantial number of shares eligible for future sale may adversely affect the Company's stock price and ability to raise capital

         A substantial number of shares are available for future sale. No prediction can be made as to the effect, if any, that sales of these shares, or even the availability of such shares for sale, will have on the market prices prevailing from time to time. The possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair the Company's ability to raise capital through the sale of the Company's equity securities.

ITEM 2. PROPERTIES

         MSOAS leases office space in Sandnes, Norway pursuant to a lease agreement with RC Group ASA. The lease agreement provides for an average annual rent of NOK 435,852 (approximately $49,027), and expires in 2003. Sverre Hanssen, the Chairman of Marine Shuttle Operations AS, is the Chairman and the principal shareholder of RC Group ASA.

ITEM 3. LEGAL PROCEEDINGS

         The Company currently is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock commenced trading on the OTC Bulletin Board on December 22, 1997 and is traded under the symbol "ZSUB". The following table sets forth for the periods indicated the high and low bid quotations for the common stock as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                          Price Range
                                                          -----------
                                                      High             Low
                                                      ----             ---

Year Ended December 31, 2000
----------------------------

1st Quarter                                          $1.75            $0.62
2nd Quarter                                          $0.968           $0.562
3rd Quarter                                          $0.75            $0.437
4th Quarter                                          $0.593           $0.14

Year Ended December 31, 1999
----------------------------

1st Quarter                                          $5.0625          $1.625
2nd Quarter                                          $2               $1.0625
3rd Quarter                                          $4.25            $0.875
4th Quarter                                          $1.4375          $0.6875


         As of March 9, 2001, there were approximately 200 holders of record of the common stock, including record holders which may hold such stock for beneficial owners and which have not been polled to determine the extent of beneficial ownership.

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

         In December 2000, the Company sold 475,000 shares of common stock to a foreign person pursuant to Regulation S for gross proceeds of $190,000.

          In January 2001, the $1,450,000 that had been advanced to the Company by a foreign person under a loan agreement, plus $42,396 in interest thereon, was converted into 3,730,990 shares of the Company's common stock. The shares were issued pursuant to Regulation S.

         In January 2001, the Company sold 1,000,000 shares of common stock to a foreign investor pursuant to Regulation S for gross proceeds of $200,000.

         In February and March 2001, the Company sold 5,000,000 shares and warrants to purchase 5,000,000 shares exercisable at $0.10 per share to various foreign persons pursuant to Regulation S for aggregate gross proceeds of $505,000. The warrants expire on July 1, 2001. Also in February and March 2001, the Company sold a total of 650,000 shares to various of its officers, directors and employees, pursuant to Regulation S, for aggregate gross proceeds of $65,000.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included herein.

                                               May 23,                                                             May 23,
                                                 1997                                                               1997
                                             (inception)          Year              Year           Year ended     (inception)
                                               Through           ended             ended           December        Through
                                               December         December        December 31,       31, 1998       December
                                               31, 2000         31, 2000            1999              (1)          31, 1997
                                             -------------    -------------    ---------------     -----------    -----------
Consolidated Statements of
Operation Data:
Operating revenues                          $    339,601   $      218,088      $     105,136     $     16,376     $       -
Total operating expenses                      19,763,953        6,790,165          7,829,051        4,979,806        164,931
Net (loss)                                   (18,933,079)      (6,362,150)        (7,363,850)      (5,042,148)      (164,931)
Net (loss) per share, (basic and diluted)                  $        (0.15)     $       (0.22)    $      (0.20)    $    (0.01)
Weighted average number of common
shares outstanding (basic and diluted)                         42,869,305         33,611,545       25,720,000     18,931,982

                                                                December        December 31,        December       December
                                                                31, 2000            1999            31, 1998       31, 1997
Consolidated Balance Sheet Data:                              -------------    ---------------     ----------- -- -----------
Working capital                                            $   (6,191,824)     $  (2,498,097)    $ (3,588,380)   $   (10,931)
Total assets                                                   37,330,903         39,245,995       37,936,227          9,015
Notes payable                                                   4,900,000          2,550,000        3,605,390             -
Total liabilities                                               6,767,280          4,118,442        4,810,551         19,946
Minority interest                                                      -             228,826          555,417             -
Accumulated deficit                                           (18,933,079)       (12,570,929)      (5,207,079)      (164,931)
Shareholders' equity                                           30,563,623         34,898,727       32,570,259        (10,931)

(1) In April 1998, the Company acquired all of the outstanding stock of MSOAS. In December 1998, the Company acquired approximately 68% of the outstanding stock of Offshore Shuttle AS ("OSAS"). OSAS merged with and into MSOAS in September 1999, and the Company acquired the remaining minority interest in MSOAS in April and June 2000. See further information at Item 7.

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

General

         The Company, through its wholly-owned Norwegian subsidiary, Marine Shuttle Operations AS ("MSOAS"), is seeking to become a leading player in the market for installing, decommissioning, and transporting offshore oil and gas structures.

         The Company has designed a vessel, the "Offshore Shuttle," which it believes will be capable of lifting large topsides in one piece and also will be capable of diving partly below the water surface to remove a complete jacket in one operation. The Company anticipates that construction of the first Offshore Shuttle will commence six months after the receipt of sufficient capital and will be operational 18 months thereafter. Construction of a second Offshore Shuttle is intended to commence one year after the first Offshore Shuttle begins, and construction of a third and a fourth Offshore Shuttle is intended to commence one year after construction of the second begins.

         The Company was incorporated in Nevada in May 1997 under the name Geoteck International, Inc. On May 29, 1998, the Company changed its name to Marine Shuttle Operations Inc. In 1998, the Company acquired all of the outstanding stock of MSOAS in exchange for 7,600,000 shares of common stock. The Company also acquired approximately 68% of the outstanding stock of Offshore Shuttle AS ("OSAS"), the holder of the licensing and marketing rights to the Offshore Shuttle design, in exchange for 4,937,607 shares of common stock. This transaction was accounted for using the purchase method.

         To benefit from a more rational and cost efficient use of the resources in MSOAS and OSAS, the Board of Directors of the two companies proposed to merge the two companies. The proposed merger plan was approved by the shareholders of both companies on May 30, 1999, and the merger became effective in September 1999. The OSAS shareholders received 1.5 MSOAS shares for each of their OSAS shares. As a result of the merger, the Company owned approximately 81% of MSOAS, and MSOAS acquired the licensing and marketing rights to the Offshore Shuttle.

         In April 2000, the Company acquired an additional 8.4% of the outstanding shares of MSOAS from two individuals in exchange for an aggregate of 1,030,002 shares of common stock. In June 2000, the Company acquired an additional 9.7% of the outstanding shares of MSOAS in exchange for an aggregate of 1,186,283 shares of its common stock, and the Company acquired the remaining 1% of the MSOAS shares for cash. These acquisitions were accounted for as purchases. The Company now owns all of the outstanding shares of MSOAS.

Results of Operations

Year Ended December 31, 2000 compared with Year Ended December 31, 1999

         The Company is in the development stage and has generated revenues to date only from study work. Since the merger of OSAS into MSOAS, the Company's main operations have been conducted through MSOAS. The Company incurred net losses of $6,362,150 for 2000 compared with $7,363,850 for 1999.

         Operating revenues. Operating revenues for 2000 were $218,088, an increase of $112,952 compared to $105,136 in 1999. The revenues were generated from sporadic study work reimbursed by clients. The Company is still in the development stage and does not expect to generate significant revenues from operations until 2003 at the earliest, except from some sporadic study work.

         Personnel costs. Personnel costs include costs for both employees and hired personnel and were $1,494,695 for 2000, an increase of $216,757 from the personnel costs of $1,277,938 in 1999. The increase in costs was mainly due to more personnel working on client studies.

         Legal, audit and advisory services. Legal, audit and advisory services for 2000 were approximately $396,432, a decrease of $76,526 compared to legal, audit and advisory services of $472,958 in 1999. The decrease was mainly due to lower consulting fees as work was shifted from consultants to our personnel.

         General and administrative expenses. General and administrative expenses for 2000 were $639,430, a decrease of $630,983 from the general and administrative expenses of $1,270,413 in 1999. The decrease in costs was mainly due to cost savings achieved as a result of the merger between MSOAS and OSAS in September 1999, and a slowdown of spending by the Company to conserve capital.

         Marketing. Marketing expenses for 2000 were $167,736, a decrease of $132,421from the marketing expenses of $300,157 in 1999. The decrease was a result of purchasing fewer marketing materials and services in the current period.

         Technical Development. Technical development costs for 2000 were $27,267, a decrease of $526,939 compared to $554,206 in 1999. The decrease was due to less technical development work performed in the current period.

         Interest income. The interest income for 2000 was $12,266, a decrease of $44,598 from the interest income of $56,864 in 1999. The decrease was a result of less interest bearing cash and cash equivalents during 2000.

Year Ended December 31, 1999 compared with Year Ended December 31, 1998

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

         Results of operations for 2000, 1999 and 1998 are not indicative of the results expected in future periods due to increased costs to be incurred in developing, financing and constructing the first Offshore Shuttle, with no anticipated revenues from operation of the first Offshore Shuttle until 2003, at the earliest.

Business Strategy

         The Company is in the process of evaluating bids received from a number of construction yards which it believes have the capacity and capability to build an Offshore Shuttle. Construction of the first Offshore Shuttle is intended to start approximately six months after sufficient financing is obtained, it is expected to be operational approximately 18 months thereafter. Construction of a second Offshore Shuttle is intended to commence one year after construction of the first Offshore Shuttle begins, and construction of a third and a fourth Offshore Shuttle is intended to commence one year after construction of the second begins.

         Subject to market demand, performance results, and other factors, the Company anticipates that the first Offshore Shuttle will conduct two commercial operations in its first year in service, five operations each year the next two years, and six operations in each year thereafter. The Company anticipates that the second, third and fourth Offshore Shuttles will perform four operations in their first year of service, and six in each year thereafter. In making the foregoing forecasts, the Company has assumed that each commercial operation, including all pre-engineering work, will take up to one year to complete, with the offshore portion calculated to be four weeks on average.

         The Company intends to focus its initial efforts on installing topsides in the Gulf of Mexico and off the cost of West Africa and Brazil, and on decommissioning large, intermediate depth structures in the North Sea, the North East Atlantic, and other regions where it anticipates the advantages of using the Offshore Shuttle will be most prominent. The Company ultimately intends to provide a full range of services, including decommissioning, installing, transporting, and recycling/disposing of various types of structures.

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

Goodwill and Other Intangibles

         Goodwill and other purchased intangibles arising from the acquisitions of MSOAS and OSAS are being amortized over periods ranging from 5 to 10 years, their estimated useful lives. Goodwill is being amortized over 10 years which is the expected future benefit period over which cash flows will be generated to recover the goodwill. Since the Company is a development stage company, there can be no assurance that such cash flows will be generated. As of December 31, 2000, goodwill represented 69.45% of total assets and 84.82% of total shareholders' equity.

Liquidity and Capital Resources

         The Company's ability to continue as a going concern is dependent on its ability to obtain significant additional financing. As of December 31, 2000, the Company had cash and cash equivalents of $203,207, an accumulated deficit of $18,933,079, shareholders' equity of $30,563,623, and a working capital deficit of $6,191,824. The Company is in the development stage with no operating assets presently generating cash to fund its operating and capital requirements. Accordingly, the independent auditor's report on the Company's financial statements has an explanatory paragraph addressing the Company's ability to continue as a going concern.

         On March 1, 1999, the Company entered into a loan agreement with ValorInvest, Ltd., an investment company, pursuant to which ValorInvest agreed to lend the Company an aggregate of up to $6,000,000. The loan agreement was amended and restated as of December 31, 1999, and was further amended as of December 31, 2000. The loan agreement provides that advances shall be made in increments of $250,000 and shall not exceed $500,000 in any single month unless agreed to by ValorInvest. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable on June 30, 2001; except that if the Company raises, in the aggregate, in excess of $5,000,000 from equity or long term debt financing after January 1, 2000, then the loan shall be due to the extent of 25% of such excess. As of December 31, 2000, $3,875,000 had been advanced under the loan agreement, and $2,550,000 was outstanding under the loan agreement.

         In August 1999, the Company entered into a loan agreement with Statens naerings og distriktsutviklingsfond (the Norwegian Industrial and Regional Development Fund, "SND"), pursuant to which SND agreed to lend the Company an aggregate of up to NOK 4,000,000, (approximately $450,000), to finance specific tasks within the Offshore Shuttle project. As of December 31, 2000, NOK 2,358,617 ($265,300) had been advanced under the loan agreement. The principal is repayable over a five year period commencing two years after disbursement, in semi-annual installments, each in the amount of NOK 400,000.

         In February 2000, the Company entered into a loan agreement with MFC Merchant Bank S.A, an investment company, pursuant to which MFC agreed to lend an aggregate of up to $2,000,000, provided that advances shall not exceed $350,000 in any single month. Any monies advanced under this loan agreement shall bear interest at the rate of LIBOR plus 3.5% per annum and shall be due and payable in full on February 25, 2001. As of December 31, 2000, $900,000 was outstanding under this agreement. MFC has agreed to extend the maturity date of the $900,000 loan to June 30, 2001.

         In April 2000, the Company consummated a private placement of 450,000 shares of common stock for gross proceeds of $315,000. In June 2000, the Company consummated a private placement of 571,429 shares of common stock for gross proceeds of $400,000. In December 2000 the Company consummated a private placement of 475,000 shares of common stock for gross proceeds of $190,000.

         In July 2000, the Company entered into a loan agreement with Mr. Holger Timm pursuant to which Mr. Timm agreed to lend the Company an aggregate of up to $1,500,000, provided that advances shall not exceed $500,000 in any single month. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable in full on December 31, 2000. The advances may be converted at the option of Mr. Timm into shares of our common stock at 80% of the five day average trading price of the common stock prior to conversion, but not less than a floor price as calculated pursuant to the loan agreement. In January 2001, the $1,450,000 that had been advanced under the loan agreement plus $42,396 in interest thereon was converted into shares of the Company's common stock at $0.40 per share.

         In January 2001 the Company sold 1,000,000 shares of common stock for gross proceeds of $200,000.

         In February and March 2001, the Company sold 5,000,000 shares and warrants to purchase 5,000,000 shares exercisable at $0.10 per share for aggregate gross proceeds of $505,000. The warrants expire on July 1, 2001. Also in February and March 2001, the Company sold a total of 650,000 shares to various of its officers, directors and employees for aggregate gross proceeds of $65,000.

         The Company is seeking to obtain additional capital. In October 1998, the Company entered into an engagement letter with MFC Merchant Bank S.A. pursuant to which MFC shall act, on a best-efforts basis, as agent for the Company in raising additional capital. As consideration for its services, MFC shall receive a success fee equal to five percent of the capital raised plus DM 100,000 (approximately $47,350) per month until the completion or termination of the MFC financing. In addition, all of MFC's out-of-pocket expenses shall be reimbursed, and if the Company raises the necessary funds through another source, MFC shall receive a break-up fee equal to the greater of $1,200,000 or 350,000 shares of common stock. MFC agreed to defer the monthly fee obligation from May 1, 2000 through December 1, 2000. In return for granting this deferral, the deferred fees were increased by 10%. This 10% premium may be paid with shares of common stock. Effective April 1, 2001, MFC will no longer receive a monthly fee, but will invoice the Company for services rendered at the request of the Company.

         In November, 2000, the Company retained Frost & Partner GbR ("F&P") to help arrange a $20 million to $40 million financing for the Company. Under the terms of the agreement, F&P received $15,000 upon being retained, and will receive up to an additional $30,000 in connection with their due diligence and the preparation of presentation documents. In addition, F&P will receive a success fee equal to two percent of the capital raised during the term of the agreement or during the six month period thereafter (or 1% if the money is raised other than through F&P's efforts). The agreement expires March 31, 2001.

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

         There can be no assurance that the conditions to the WestLB financing will be satisfied or, if satisfied, that the WestLB financing will be consummated on reasonable terms or at all. If it is not completed, the Company may be required to significantly curtail or cease its proposed activities. Although the Company believes that the proceeds from the WestLB financing, if completed, will enable it to construct the first Offshore Shuttle, there can be no assurance in that regard. Moreover, even if the WestLB financing is consummated, the Company's future capital requirements could vary significantly and will depend on certain factors, many of which are not within its control. Such factors include

         o the need for cash to fund the construction of additional Offshore Shuttles;
         o        greater than anticipated expenses; and
         o longer engineering, development, and construction times than now contemplated.

         If the Company is successful in completing the first Offshore Shuttle, it believes it will be able to fund the construction of additional Offshore Shuttles from its future operating cash flows and/or short or medium term debt financing. There can be no assurance, however, that the Company's beliefs will prove to be accurate.

Recent Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The adoption of Statement No. 133 on January 1, 2001 will result in no cumulative effect of an accounting change as the Company does not utilize derivatives.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page
                                                                       --------
Financial Statements of Marine Shuttle Operations Inc.:
Reports of Independent  Auditors.....................................     27
    Consolidated Balance Sheets......................................     29
    Consolidated Statements of Loss and Comprehensive Loss...........     30
    Consolidated Statements of Cash Flows............................     31
    Consolidated Statements of Shareholders' Equity..................     32
    Notes to Consolidated Financial Statements.......................     33

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Marine Shuttle Operations Inc.

We have audited the accompanying consolidated balance sheets of Marine Shuttle Operations Inc. (a development stage enterprise) as of December 31, 2000 and 1999, and the related consolidated statements of loss and comprehensive loss, shareholders' equity, and cash flows for the years then ended, and for the period from May 23, 1997 (inception) through December 31 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 1998, and for the period May 23, 1997 (inception) through December 31, 1998, were audited by other auditors whose report dated March 18, 1999 expressed an unqualified opinion on those statements and included an explanatory paragraph for the going concern uncertainty discussed in Note 2 to the financial statements. The financial statements for the period May 23, 1997 (inception) through December 31, 1998 include total revenues and net loss of $16,376 and $5,207,079, respectively. Our opinion on the consolidated statements of loss and comprehensive loss, shareholders' equity, and cash flows for the period May 23, 1997 (inception) through December 31, 2000 insofar as it related to amounts for prior periods through December 31, 1998, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marine Shuttle Operating Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 and the period from May 23, 1997 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

/s/ ERNST & YOUNG AS
Gustav Eriksen
Stavanger, Norway
March 28, 2001


Independent Auditors' Report

[Deloitte & Touche logo]   ____________________________________
                            Deloitte & Touche LLP     Telephone: (604) 669-4466
                            Suite 2100                Facsimile: (604) 685-0458
                            1055 Dunsmuir Street
                            P.O. Box 49279
                            Four Bentall Centre
                            Vancouver, British Columbia
                            V7X 1P4

To the Board of Directors and Stockholders of Marine Shuttle Operations Inc.

We have audited the consolidated statements of loss and comprehensive loss, shareholders' equity (deficiency) and cash flows for the year ended December 31, 1998 of Marine Shuttle Operations Inc. and subsidiaries (collectively, the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

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



/s/DELOITTE & TOUCHE
Chartered Accountants
Vancouver, British Columbia, Canada
March 18, 1999


                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)

                           CONSOLIDATED BALANCE SHEETS
                                  (U.S.Dollars)

                                                            December 31,       December 31,
                                                                2000               1999
                                                          ----------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                  $    203,207      $  1,119,564
Restricted cash                                                  21,863            54,478
Accounts receivables                                             28,270            38,620
Other current assets                                             56,804           114,304
                                                           ------------      ------------
Total Current Assets                                            310,144         1,326,966
                                                           ------------      ------------

Property, plant and equipment, net                            6,445,875         5,980,857
Debt issue cost                                               1,936,867         1,109,510
Goodwill, net                                                25,925,553        28 096,422
Patents and agreements, net                                   2,712,464         2,732,240
                                                           ------------      ------------
TOTAL ASSETS                                               $ 37,330,903      $ 39,245,995
                                                           ============      ============

LIABILITIES AND SHAREHOLDERS` EQUITY
CURRENT LIABILITIES
Accounts payable                                           $    847,868      $    933,817
Notes payable                                                 4,900,000         2,550,000
Other current liabilities                                       754,100           341,246
                                                           ------------      ------------
Total current liabilities                                     6,501,968         3,825,063
                                                           ------------      ------------

Long Term Debt                                                  265,312           293,379

Minority interests                                                  --            228,826

Contingency (Note 2)

SHAREHOLDERS' EQUITY
Authorized 75,000,000 common shares with a par value
of $0.001. Issued and outstanding 44,463,356 common
shares with a par value of $0.001 at December 31, 2000
and 40,750,642 common shares at December 31, 1999                44,463            40,751
Additional paid in capital                                   50,292,949        47,684,739
Deficit accumulated during the development stage            (18,933,079)      (12,570,929)
Accumulated other comprehensive income (loss)                  (840,710)         (255,834)
                                                           ------------      ------------
Total shareholders' equity                                   30,563,623        34,898,727
                                                           ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS` EQUITY                 $ 37,330,903      $ 39,245,995
                                                           ============      ============

See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)

             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                  (U.S.Dollars)

                                                    Cumulative to
                                                  December 31, 2000
                                                      from date of       Year ended        Year ended       Year ended
                                                       inception        December 31,      December 31,     December 31,
                                                      May 23, 1997             2000              1999             1998
                                                 -------------------  ---------------  ---------------- ----------------
Operating revenues                                $         339,601    $     218,088    $      105,136    $      16,376
                                                 -------------------  ---------------  ---------------- ----------------

EXPENSES
Personnel costs                                           2,998,127        1,494,695         1,277,938          185,494
Legal, audit and advisory services                        2,061,518          396,432           472,958        1,119,700
Cost of cancelled financing                                 606,721            --                  --           606,721
General and administrative                                2,365,091          639,430         1,270,413          402,745
Marketing                                                 1,120,382          167,736           300,157          652,489
Technical development                                       581,473           27,267           554,206              --
Depreciation                                                185,197           78,513            96,217           10,467
Amortization - goodwill and intangibles                   9,770,126        4,002,754         3,885,167        1,882,204
Write down on investment                                     90,000              --                --            90,000
Currency exchange loss (gain)                               (14,682)         (16,662)          (28,005)          29,985
                                                 -------------------  ---------------  ---------------- ----------------

Total operating expenses                          $      19,763,953    $   6,790,165    $    7,829,051    $   4,979,805
                                                 -------------------  ---------------  ---------------- ----------------

Interest expense, net of capitalized                        144,923           28,266            23,389           93,268
Interest income                                             (83,679)         (12,266)          (56,864)         (14,549)

Net loss before minority interest                 $     (19,485,596)   $  (6,588,077)   $   (7,690,440)   $  (5,042,148)
                                                 -------------------  ---------------  ---------------- ----------------

Minority interest                                          (552,518)        (225,927)         (326,591)             --
                                                 -------------------  ---------------  ---------------- ----------------

Net loss                                          $     (18,933,079)   $  (6,362,150)   $   (7,363,850)   $  (5,042,148)
                                                 ===================  ===============  ================ ================
Other comprehensive loss:
Accumulated other comprehensive income (loss)-
foreign currency translation adjustments                   (840,710)        (584,876)         (266,352)          10,517
                                                 -------------------  ---------------  ---------------- ----------------

Comprehensive loss                                $     (19,773,789)   $  (6,947,026)   $   (7,630,201)   $  (5,031,631)
                                                 -------------------  ---------------  ---------------- ----------------

Basic and diluted loss per share                                       $       (0.15)   $        (0.22)   $       (0.20)
                                                                      ===============  ================ ================

Weighted average shares outstanding
                                                                          42,869,305        33,611,545       25,720,000
                                                                      ===============  ================ ================

See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (U.S.Dollars)

                                                        Cumulative to
                                                      December 31, 2000
                                                          from date of       Year ended        Year ended       Year ended
                                                           inception        December 31,      December 31,     December 31,
                                                          May 23, 1997             2000              1999             1998
                                                     -------------------  ---------------  ---------------- ----------------
OPERATING ACTIVITIES
Net Loss                                              $     (18,933,079)   $  (6,362,150)   $   (7,363,850)   $  (5,042,148)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization                                 9,955,322        4,081,267         3,981,385        1,892,671
Minority interest                                              (552,517)        (225,927)         (326,591)             --
loss on investment                                               90,000              --               --             90,000
Loss on disposals of assets                                       5,708            5,708
Unrealized (gain)/loss on foreign currency                       33,751           (6,040)            7,698           32,092
Changes in non-cash working capital:
Accounts receivable                                             (28,270)          10,350           (22,366)         (16,254)
Other current receivables and restricted cash                   (78,664)          90,116           (81,850)         (86,931)
Accounts payable                                                847,868          (85,949)          (30,092)         947,817
Other current liabilities                                       403,050          101,597           441,444         (143,842)
                                                     -------------------  ---------------  ---------------- ----------------
Net cashflow used on operating activities                    (8,256,831)      (2,391,028)       (3,394,222)      (2,326,595)
                                                     -------------------  ---------------  ---------------- ----------------

INVESTING ACTIVITIES
Investments                                                    (100,000)             --                --          (100,000)
Capital expenditures                                         (5,763,164)        (888,832)       (4,158,657)        (715,675)
Proceeds on sale of investment                                   55,196           44,936               260           10,000
Advance to Marine Shuttle Operations AS                        (249,986)             --                --          (249,986)
Acquisition of Marine Shuttle Operations AS                     416,635              --                --           416,635
Advance to Offshore shuttle AS                                 (100,000)             --                --          (100,000)
Acquisition of Offshore                                         482,476              --                --           482,476
                                                     -------------------  ---------------  ---------------- ----------------
Net cashflow used on investing activities                    (5,258,843)        (843,896)       (4,158,397)        (256,550)
                                                     -------------------  ---------------  ---------------- ----------------


FINANCING ACTIVITIES
Issuance of capital stock                                    11,754,050          905,000        10,679,050              --
Share issue cost                                               (746,881)         (10,500)         (720,381)             --
Debt issue cost                                              (1,936,867)        (827,357)       (1,109,510)             --
Payment on Note payable                                      (5,875,000)             --         (5,875,000)             --
Borrowing on Note payable                                    11,068,379        2,350,000         5,218,379        3,500,000
                                                     -------------------  ---------------  ---------------- ----------------
Net cashflow provided by financing activities                14,263,680        2,417,143         8,192,537        3,500,000
                                                     -------------------  ---------------  ---------------- ----------------
Effect of exchange rate change in cash and cash                (544,799)         (98,576)         (424,158)         (22,065)
Net increase (decrease) in cash and cash equiv.      $          203,207   $     (916,357)  $       215,760   $      894,790
                                                    -------------------  ---------------  ---------------- ----------------

Cash and cash equivalents at beginning of                          --          1,119,564           903,805            9,015
                                                    -------------------  ---------------  ---------------- ----------------

Cash and cash equivalents at end of period           $          203,207   $      203,207   $     1,119,565   $      903,805
                                                    ===================  ===============  ================ ================

Supplemental disclosure of cash flow information
Cash paid for interest                               $           61,566   $       23,004   $        38,562   $         --

See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (U.S.Dollars)

                                                                            Accumulated
                                                                               other
                                         Common Shares                      Comprehensive                        Total
                                 --------------------------      Paid-in       income       Accumulated      Shareholders'
                                      Shares        Amount       Capital       (loss)         (Deficit)          Equity
----------------------------------------------------------------------------------------------------------------------------
Issued on incorporation             10,000,000     $ 10,000     $            $               $                $     10,000

Private placement                   10,020,000       10,020      133,980                                           144,000

Net loss                                                                                      (164,931)           (164,931)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31,1997         20,020,000       20,020                         --        (164,931)            (10,931)
----------------------------------------------------------------------------------------------------------------------------
                                                                 133,980

Issued on acquisition of MSOAS       7,600,000        7,600   22,792,400                                        22,800,000


Issued on acquisition of OSAS        4,937,607        4,938   14,807,833                                        14,812,821

Net loss                                                                                    (5,042,148)         (5,042,148)

Other comprehensive income -
foreign currency translation
adjustments                                                                       10,517                            10,517
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998        32,557,607       32,558   37,734,263          10,517    (5,207,079)         32,570,259
----------------------------------------------------------------------------------------------------------------------------

Private placements:
February 1999                        1,149,750        1,150    5,517,650                                         5,518,800
December 1999                        7,043,285        7,043    4,432,826                                         4,439,869

Net loss                                                                                    (7,363,850)         (7,363,850)
Other comprehensive (loss) -
foreign currency translation
adjustments                                                                     (266,351)                         (266,351)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999        40,750,642       40,751   47,684,739        (255,834)  (12,570,929)         34,898,727
----------------------------------------------------------------------------------------------------------------------------

Private placements:
April                                  450,000          450      304,050                                           304,500
June                                   571,429          571      399,429                                           400,000
December                               475,000          475      189,525                                           190,000

Issued on acquisition of:
8.41%of MSOAS                        1,030,002        1,030      861,082                                           862,112
9.68% of MSOAS                       1,186,283        1,186      854,124                                           855,310

Net Loss                                                                                    (6,362,150)         (6,362,150)

Other comprehensive loss -
foreign currency translation
adjustments                                                                     (584,876)                         (584,876)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000        44,463,356     $ 44,463  $50,292,949      $ (840,710) $(18,933,079)        $30,563,623
----------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1.       NATURE OF OPERATIONS

         Marine Shuttle Operations Inc. (the "Company"), through its wholly-owned Norwegian subsidiary, Marine Shuttle Operations AS ("MSOAS"), is seeking to become a leading player in the market for installing, decommissioning, and transporting offshore oil and gas structures. The Company, being in the development stage, has not generated any significant revenues from operations and does not expect to generate any significant revenues from operations until the year 2003, at the earliest. There can be no assurance, however, that the Company will ever achieve commercially significant sales. To date, the Company has not entered into any contracts for the use of its proposed services, and no assurance can be given that any such contracts will materialize.

         In 1998, the Company acquired 100% of MSOAS, and approximately 68% of the outstanding capital stock of Offshore Shuttle AS ("OSAS"). At the time, OSAS held the licensing and marketing rights to the "Offshore Shuttle", a vessel being developed to lift and carry large offshore oil and gas installations. In September 1999, OSAS merged into MSOAS. As a result, MSOAS became the holder of the licensing and marketing rights to the Offshore Shuttle, and the Company's ownership interest in MSOAS became approximately 81%. In April and June 2000, the Company acquired the remaining outstanding minority interest and the Company now owns all of the outstanding shares of MSOAS. See Note 8. Unless the context otherwise requires, the term "Company" hereinafter includes Marine Shuttle Operations Inc. and its subsidiaries.

2.       GOING CONCERN

         The Company's ability to continue as a going concern is dependent on its ability to obtain significant additional financing. As shown in the financial statements, the Company is in the development stage and at December 31, 2000 had accumulated losses from operations amounting to $18,933,079 and a working capital deficit of $6,191,824, with no operating assets presently generating cash to fund its operating and capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to raise additional capital. There can be no assurance that the Company will be able to raise additional capital on reasonable terms, if at all, or that any financing transaction will not be dilutive to current shareholders. If the Company is not able to raise additional capital, it may be required to significally curtail or cease its operating activities. The financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These financial statements have been prepared in accordance with generally accepted accounting principles in the United States and reflect the following significant accounting principles:

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and MSOAS. Intercompany transactions and balances have been eliminated.

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

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         MARKETING

         All marketing and advertising costs are expensed as incurred.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity of three months or less.

         EQUIPMENT

         Equipment is recorded at cost. Depreciation is charged to operations over the estimated useful lives of the assets as follows:
         Computer equipment............    30-35%
         Office equipment..............    20-30%

         The average building period for an Offshore Shuttle is estimated to be 18 months. All direct costs including interest related to the construction of the Offshore Shuttle are capitalized as incurred, and depreciation will commence when the Offshore Shuttle is available for operation.

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

         OPERATING REVENUE RECOGNITION

         As discussed in Note 1, the Company is in its development stage and therefore has no significant operating revenue. However, if and when the operations for installing, decommissioning or transporting offshore oil or gas installations begin, the Company will recognize revenue based on contractual terms as services are performed. Operating revenue recognized in 2000, 1999 and 1998 pertains to study work performed on behalf of clients and was recognized as the work was performed.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

         FINANCIAL INSTRUMENTS AND RISK CONCENTRATION

         The Company estimates that the carrying values of its cash and cash equivalents, current receivables and, payables, and notes payable approximate fair value at December 31, 2000 and 1999 due to the short-term maturity of the balances. Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents. It is the Company's practice to place its cash and cash equivalents in time deposits at commercial banks with high credit ratings. In foreign locations, local financial institutions are generally utilized for local currency needs. The Company limits the amount of exposure to any one institution and does not believe it is exposed to any significant credit risk.

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

         Revenues and expenses are translated at the average exchange rate for the reporting period. Gains and losses arising from translation of financial statements of subsidiaries not reporting in U.S. dollars are deferred and recorded as a separate component of comprehensive income (loss). The exchange rate between the NOK and U.S. dollar at December 31, 2000 was 8.89 NOK to the US dollar.

         RECENT PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The adoption of Statement No. 133 on January 1, 2001 will result in no cumulative effect of an accounting change as the Company does not utilize derivatives.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2000

4.       RESTRICTED CASH

         Restricted cash includes taxes withheld from employees of the Norwegian subsidiaries of $21,863 and $33,791, for 2000 and 1999, respectively. In 1999 the Company also had rental deposits of $20,687.

5.       ACCOUNTS RECEIVABLE

         Accounts receivable are recorded at net realizable value. No allowance for doubtful accounts has been provided.

6.       OTHER CURRENT ASSETS

December 31,                                      2000                1999
----------------------------------- ------------------- -------------------
Prepaid expenses                              $ 17,344            $ 35,519
VAT receivable                                  25,200              30,162
Other current assets                            14,260              48,623
                                    ------------------- -------------------
Total other current assets                    $ 56,804            $114,304
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

8.       ACQUISITIONS

         On April 14, 1998, the Company acquired 100% of the issued and outstanding stock of Marine Shuttle Operations AS, a Norwegian company ("MSOAS"), in exchange for 7,600,000 common shares of the Company. 6,840,000 of such shares (the "Trust Shares") are held by a trustee pursuant to the terms of a trust agreement. The Trust Shares cannot be sold prior to the release from the trust. 2,280,000 of the Trust Shares are to be released on each of July 1, 2001, 2002, and 2003. This transaction was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill and is being amortized on a straight-line basis over 10 years. The result of operations of MSOAS have been consolidated from April 14, 1998.

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

         In September 1999, OSAS merged into MSOAS. As a result, the Company's ownership in MSOAS became approximately 81%, and MSOAS became the holder of the licensing and marketing rights to the Offshore Shuttle. In April and June 2000, the Company acquired the remaining outstanding minority interest in MSOAS and the Company now owns all of the outstanding shares of MSOAS.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2000


8        ACQUISITIONS  (continued)

The selected pro forma consolidated financial information for the Company set forth below gives effect to the acquisitions of the shares of MSOAS and OSAS, and presents the results of operations of the Company for 1997 and 1998, as if the MSOAS and OSAS acquisitions were made effective May 23, 1997.

                                                                              Period from
                                                     Year ended           May 23, 1997 to
                                              December 31, 1998         December 31, 1997
------------------------------------       ---------------------   -----------------------
Revenue                                            $     29,633                $   56,940
                                           ---------------------   -----------------------
Net loss                                           $ (6,029,096)              $(4,942,563)
                                           ---------------------   -----------------------
Basic and diluted loss per share                   $      (0.19)                $   (0.16)
                                           ---------------------   -----------------------

9.       EQUIPMENT

December 31,                                              2000                 1999
------------------------------------------------ --------------     ----------------
Computer and office equipment                      $    217,921         $    328,562
Construction in progress                              6,374,435            5,758,979
                                                 --------------     ----------------
                                                      6,592,356            6,087,541
Accumulated depreciation                                146,481              106,684
                                                 --------------     ----------------
                                                   $ 6,445,875          $  5,980,857
                                                 ==============     ================

Cumulative capitalized interest on construction in progress was $543,961 and $226,665, for the years ending December 31, 2000 and 1999 respectively.

10.      GOODWILL

December 31,                                              2000                 1999
---------------------------------------------- ----------------     ----------------
Total cost                                         $ 34,127,918         $ 32,929,340
Accumulated amortization                              8,202,365            4,832,918
                                               ----------------     ----------------
                                                   $ 25,925,553         $ 28,096,422
                                               ================     ================

11.      PATENTS AND AGREEMENTS

December 31,                                              2000                 1999
---------------------------------------------- ----------------     ----------------
Total cost                                         $  4,280,224         $  3,666,693
Accumulated amortization                              1,567,760              934,453
                                               ----------------     ----------------
                                                   $  2,712,464         $  2,732,240
                                               ================     ================

12.      OTHER CURRENT LIABILITIES

December 31,                                              2000                 1999
---------------------------------------------- ----------------     ----------------
Accrued salary and social security cost            $     76,413         $    107,180
Debt issue cost payable                                 488,488               56,363
Accrued other operating expenses                        189,199              177,703
                                               ----------------     ----------------
Total other current liabilities                    $    754,100         $    341,246
                                               ================     ================

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2000

13.      EXTERNAL FINANCING

         In October 1998, the Company entered into an engagement letter with MFC Merchant Bank S.A. pursuant to which MFC shall act, on a best_efforts basis, as agent for the Company in raising additional capital. As consideration for its services, MFC shall receive a success fee equal to five percent of the capital raised plus DM 100,000 (approximately $47,350) per month until the completion or termination of the MFC financing. In addition, all of MFC's out_of_pocket expenses shall be reimbursed, and if the Company raises the necessary funds through another source, MFC shall receive a break_up fee equal to the greater of $1,200,000 or 350,000 shares of common stock. MFC agreed to defer the monthly fee obligation from May 1, 2000 through December 1, 2000. In return for granting this deferral, the deferred fees were increased by 10%. This 10% premium may be paid with shares of common stock. Effective April 1, 2001, MFC will no longer receive a monthly fee, but will invoice the Company for services rendered at the request of the Company.

         On March 1, 1999, the Company entered into a loan agreement with ValorInvest Ltd., an investment company, pursuant to which ValorInvest agreed to lend the Company an aggregate of up to $6,000,000. The loan agreement was amended and restated as of December 31, 1999, and was further amended as of December 31, 2000. The loan agreement provides that advances shall be made in increments of $250,000 and shall not exceed $500,000 in any single month unless agreed to by ValorInvest. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable on June 30, 2001, except that if the Company raises, in the aggregate, in excess of $5,000,000 from equity or long term debt financings after January 1, 2000, then the loan shall be due to the extent of 25% of such excess. As of December 31, 2000, $3,875,000 had been advanced under the loan agreement, and $2,550,000 was outstanding under the loan agreement.

         In August 1999, the Company entered into a loan agreement with Statens naerings og distriktsutviklingsfond (the Norwegian Industrial and Regional Development Fund, "SND"), pursuant to which SND agreed to lend the Company an aggregate of up to NOK 4,000,000, (approximately $450,000) to finance specific tasks within the Offshore Shuttle project. As of December 31, 2000, NOK 2,358,617 (approximately $265,300) had been advanced under the loan agreement. The principal is repayable two years after disbursement, over five years in semi-annually installments, each in the amount of NOK 400,000.

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

         In February 2000, the Company entered into a loan agreement with MFC Merchant Bank S.A pursuant to which MFC agreed to lend an aggregate of up to $2,000,000, provided that advances shall not exceed $350,000 in any single month. Any monies advanced under this loan agreement shall bear interest at the rate of LIBOR plus 3.5% per annum and shall be due and payable in full on February 25, 2001. As of December 31, 2000, $900,000 was outstanding under this agreement. MFC has agreed to extend the maturity date of the $900,000 loan to June 30, 2001.

         In April 2000, the Company consummated a private placement of 450,000 shares of common stock for gross proceeds of $315,000. In June 2000, the Company consummated a private placement of 571,429 shares of common stock for gross proceeds of $400,000.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2000

13.      EXTERNAL FINANCING (continued)

         In July 2000, the Company entered into a loan agreement with Mr. Holger Timm pursuant to which Mr. Timm agreed to lend the Company an aggregate of up to $1,500,000, provided that advances shall not exceed $500,000 in any single month. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable in full on December 31, 2000. The advances may be converted at the option of Mr. Timm into shares of the Company's common stock at 80% of the five day average trading price of the common stock prior to conversion, but not less than a floor price as calculated pursuant to the loan agreement. In January 2001, the $1,450,000 that had been advanced under the loan agreement plus $42,396 in interest thereon was converted into shares of the Company's common stock at $0.40 per share.

         In November, 2000, the Company retained Frost & Partner GbR ("F&P") to help arrange a $20 million to $40 million financing for the Company. Under the terms of the agreement, F&P received $15,000 upon being retained, and will receive up to an additional $30,000 in connection with their due diligence and the preparation of presentation documents. In addition, F&P will receive a success fee equal to two percent of the capital raised during the term of the agreement or during the six month period thereafter (or 1% if the money is raised other than through F&P's efforts). The agreement expires March 31, 2001.

         In December 2000, the Company consummated a private placement of 475,000 shares of common stock for gross proceeds of $190,000.

14.      COMMITMENTS

         The Company had rental expenses for office lease of $127,717 and $212,167 for 2000 and 1999, respectively.

         MSOAS leases office space in Sandnes, Norway pursuant to a lease agreement with RC Group ASA. The lease agreement provides for an average annual rent of NOK 435,852 (approximately $49,027), and expires in 2003. Sverre Hanssen, the Chairman of MSOAS, is the President and the principal shareholder of RC Group ASA.

15.      RELATED PARTY TRANSACTIONS

         MSOAS is a party to a personnel services agreement with RC Consultants AS ("RCC"), and leases office space from RC Group ASA. RCC is wholly owned subsidiary of RC Group ASA. The Chairman of RCC is also the Chairman of MSOAS and the President and principal shareholder of RC Group ASA. The Company paid approximately $539,963, $2,093,701 and $532,200 in 2000, 1999 and 1998,
respectively, to RCC for services under the personnel services agreement. Compensation for services rendered under such agreement is to be based on normal trade terms. The Company paid a total of approximately $677,592, $2,336,915 and $587,995, in 2000, 1999 and 1998, respectively, to companies within the RC Group.

         MSOAS is a party to a cooperation agreement with Schuller Industrieentsorgung AG ("Schuller") pursuant to which Schuller shall provide waste management, onshore dismantling, oil pollution prevention, and cleanup services. The Company paid approximately $69,146, $193,309 and $127,217 in 2000, 1999 and 1998, respectively, to Schuller for marketing research and other services rendered. The President and a director of the Company are members of the supervisory board of Schuller. The President also is a shareholder of Schuller.

         MSOAS has entered into an agreement with Thyssen Krupp Stahlunion GmbH ("TKSU") with respect to marketing and procurement services. The Company paid approximately $171,615, $224,217 and $65,126 in 2000,

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2000


15.      RELATED PARTY TRANSACTIONS (continued)

1999 and 1998, respectively, to TKSU under such agreement. A director of the Company is an officer and the head of the Pipes, Offshore, Special Products Department of TKSU.

         During the years ended December 31, 2000, 1999 and 1998, the Company paid approximately $1,606, $23,313 and $103,894, respectively, to a law firm, a member of which is a director of the Company.

         Under a consultancy agreement, the Company paid remuneration of approximately $51,069, $120,350 and $127,265 in 2000, 1999 and 1998,
respectively, to a shareholder of the Company and a former Board member of OSAS.

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

         An addendum to the intellectual property agreement was signed in March, 2000 which provides that, subject to the fulfillment of certain conditions, the two individuals shall waive and relinquish the right of first refusal and any and all rights to have the Rights transferred back to them. The conditions are related to the Company achieving a written confirmation for a financing for the full and complete design and fabrication of the first Offshore Shuttle, and the Company entering into such contracts as are required for the design, construction and complete fabrication of the first Offshore Shuttle. In consideration of the waiver of the Rights, the Company shall grant to each of the two individuals warrants to purchase 125,000 shares of common stock of the Company exercisable at $1 per share. Such warrants shall be granted only upon satisfaction of the above mentioned conditions.

         In June 2000, the Company sold 571,429 shares to Sylke Timm for gross proceeds of $400,000. Sylke Timm is the wife of Holger Timm, and Holger Timm is a principal stockholder of the Company.

         In July 2000, the Company entered into a loan agreement with Mr. Holger Timm pursuant to which Mr. Timm agreed to lend us an aggregate of up to $1,500,000, provided that advances shall not exceed $500,000 in any single month. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable in full on December 31, 2000. The advances may be converted at the option of Mr. Timm into shares of our common stock at 80% of the five day average trading price of the common stock prior to conversion, but not less than a floor price as calculated pursuant to the loan agreement. In January 2001, the $1,450,000 that had been advanced under the loan agreement plus $42,396 in interest accrued thereon was converted into shares of the Company's common stock at $0.40 per share.

         Also in January 2001, the Company sold 1,000,000 shares of common stock to Holger Timm for gross proceeds of $200,000.

         In February and March 2001, the Company sold to Holger Timm 2,000,000 shares and warrants to purchase 2,000,000 shares exercisable at $0.10 per share for aggregate proceeds of $202,000. The warrants are exercisable until July 1, 2001. In February 2001, the Company also sold to Intervest AS 1,000,000 shares and warrants to purchase 1,000,000 shares exercisable at $0.10 per share for aggregate proceeds of $101,000. The warrants are exercisable until July 1, 2001. Sverre Hansen, the Chairman of the Board of Directors of MSOAS, is a principal

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2000


15.      RELATED PARTY TRANSACTIONS (continued)

stockholder of Intervest AS.

         Also in February and March 2001, the Company sold a total of 650,000 shares for gross proceeds of $65,000 to various officers, employees and directors of the Company.

16.      ROYALTY AGREEMENT

         In June 2000, the Company entered into a royalty agreement with one of the developers of the Offshore Shuttle concept and former Board Member of OSAS. According to the agreement, an annual royalty of $120,000 will be paid in twelve monthly installments for a period of 10 consecutive years subject to the fulfillment of certain conditions.

17.      STOCK OPTION PLAN

         The Company has established a Stock Option Plan for employees, officers, directors, consultants, and advisors. Options granted under the Stock Option Plan may be either incentive stock option or non-qualified stock options. The Company has reserved 2,000,000 common shares for issuance under the Stock Option Plan. Options granted for issuance under the Stock Option Plan generally are not transferable, and the exercise price of incentive stock options must be at least equal to 100% (110% in the case of optionees who own more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the common shares on the date of grant. In February 2000, a Vice President and Director of the Company was granted incentive stock options to purchase 100,000 shares of common stock at the price of $1.00 per share (the fair market value of the common stock on the date of grant). The options vested upon issuance and the calculated value of the options using the Black Scholes method under FAS 123 is immaterial. In July 2000, a consultant of the Company was granted non-qualified stock options to purchase 10,000 shares of common stock at the price of $1.00 per share (a premium over the current fair market value of the common stock on the date of grant). The options vested upon issuance and the related value of the options was immaterial and was expensed. As of December 31, 2000, options to purchase 110,000 had been granted and were outstanding under the Stock Option Plan.

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

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2000

17.      STOCK OPTION PLAN (continued)

         In 1997, OSAS adopted a stock option plan which provides for the granting of incentive options to employees and board members to purchase an aggregate of 220,000 shares of OSAS common stock at prices and terms to be decided by the Board of Directors. Options granted under the stock option plan may be exercisable for a period of up to three years from the date of grant. All options granted under this plan have exercise prices equal to the fair market value of the stock on the date of grant and increasing at a rate of one percent per month. Upon the merger in 1999 with MSOAS, the OSAS stock option plan was adopted by MSOAS. Options to purchase 30,000 shares of common stock in MSOAS have been issued to employees and are outstanding.

         The activities in relation to the stock incentive plan are summarized as follows:

                                                              Number of
                                                               Shares
                                                         -------------------
Granted  in and outstanding at December 31, 1997                    135,000
Granted in 1998                                                      45,000
Exercised in 1998                                                    15,000
Cancelled in 1998                                                    15,000
                                                         -------------------
Outstanding at December 31, 1999 and 1998                           150,000
                                                         -------------------
Expired in 2000                                                     120,000
                                                         -------------------
Outstanding at December 31, 2000                                     30,000
                                                         -------------------
No stock options were granted or exercised under this plan during 2000 or 1999.

         The Company applies APB 25 in accounting for its stock option plans. Accordingly, because the option price is equal to the fair market price at the date of grant, no compensation expense has been recognized for its stock option plans.

18.      INCOME TAXES

         The Company has no provision for income taxes for the year ended December 31, 2000 because the Company generated a loss for the year which may not be currently benefited. The Company's net operating loss carry-forwards for U.S. and Norwegian tax purposes as of December 31, 2000, 1999 and 1998 were approximately as follows:

December 31,                                                 2000                  1999                 1998
------------------------------------------------------------------------------------------------------------

U.S.                                                  $ 3,605,849           $ 2,758,757          $ 2,021,108
Norway                                                $ 8,592,833           $ 6,999,678          $ 4,050,483
                                                      -----------           -----------          -----------
Total                                                 $12,198,682           $ 9,758,435          $ 6,071,591

         To the extent not used, the operating loss carry forwards will expire in varying amounts beginning in the year 2007. Based on available evidence, including the Company's history of operating losses, the uncertainty of future profitability and the impact of tax laws which may limit the Company's ability to utilize such loss carry-forwards, management has recorded a full valuation allowance against the Company's net deferred tax assets.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2000

18.      INCOME TAXES (continued)

         The difference between the Company's effective tax rate and the U.S. statutory rate for income taxes was as follows:

                                                   YEAR ENDED           YEAR ENDED             YEAR ENDED
                                                  DECEMBER 31,         DECEMBER 31,           DECEMBER 31,
                                                      2000                 1999                   1998
                                               -------------------  --------------------  ----------------------

 Statutory Rate                                            35.00%                35.00%                  35.00%

 Amortization of Goodwill                                 -21.18%               -17.68%                 -13.07%

 Other Permanent Differences                               -0.03%                -0.03%                  -0.20%

 Foreign Tax Rate Differential                             -1.86%                -2.74%                  -1.81%

 Change in Valuation Allowance                            -11.93%               -14.55%                 -19,92%

                                               -------------------  --------------------  ----------------------
 Effective Rate                                             0.00%                 0.00%                   0.00%
                                               ===================  ====================  ======================

         Significant components of the Company's deferred tax assets and liabilities were approximately as follows:

December 31,                                                        2000              1999              1998
------------------------------------------------------------------------------------------------------------
Net Operating Loss Carry-forwards                            $3,666,040        $2,934,760         $1,832,062

Valuation Allowance                                         ($3,666,040)      ($2,934,760)      ($1,832,062)
                                                        ----------------------------------------------------
Net Deferred Tax Asset                                               Nil               Nil               Nil

19.      SEGMENT DISCLOSURES

         The Company is currently marketing and making preparations for the construction of its first Offshore Shuttle. In accordance with SFAS No. 131 the Company considers its business to consist of one reportable operating segment. All of the Company's physical assets are located in Norway.

20.      SUBSEQUENT EVENTS

         In January 2001, the $1,450,000 advanced under the loan agreement entered into in July 2000 with Mr. H. Timm and $42,396 in interest thereon was converted into 3,730,990 shares of the Company's common stock. Also in January 2001, the Company sold 1,000,000 shares of common stock for gross proceeds of $200,000.

         In January 2001, three employees of the Company's subsidiary were each granted stock options to purchase 100,000 shares of common stock at the price of $0.50 per share (a premium over the current fair market price).

         In February and March 2001, the Company sold 5,000,000 shares and warrants to purchase 5,000,000 shares exercisable at $0.10 per share for gross proceeds of $505,000. The warrants are exercisable until July 1, 2001. Also in February and March 2001, the Company sold 650,000 shares for gross proceeds of $65,000.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2000

21.      COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE


                                                             YEAR ENDED          YEAR ENDED           YEAR ENDED
                                                            DECEMBER 31,        DECEMBER 31,         DECEMBER 31,
                                                                2000                1999                 1998
                                                        --------------------------------------------------------------
Net loss  for the period attributable to basic loss
per share                                                      $ (6,362,150)       $ (7,363,850)        $ (5,042,148)
Net loss for the period attributable to diluted
earnings per share                                             $ (6,362,150)       $ (7,363,850)        $ (5,042,148)
Weighted average shares outstanding                               42,869,305          33,611,545           25,720,000
Dilutive stock options                                                     -                   -                    -
Total shares for basic and fully diluted loss per share           42,869,305          33,611,545           25,720,000
Basic loss per share                                           $       (0.15)      $       (0.22)       $       (0.20)
Diluted loss per share                                         $       (0.15)      $       (0.22)       $       (0.20)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 24, 1999 and June 24, 1999, the Company filed Current Reports on Form 8-K reporting a change in the Company's certifying accountants.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names, ages and positions of the executive officers and directors of the Company:

Name                                                   Age      Position with Company
----                                                   ---      ---------------------

Franz                                                  40       President and Chairman of the Board
Eder..................................................
Iqbal                                                  57       Vice President, CFO, Treasurer, and a Director
Akram................................................
Stephen                                                51       Vice President, Secretary, and a Director
Adshead..........................................
Jurgen                                                 58       Director
Ternieden(1)......................................
Hubert                                                 37       Director
Besner(1)..........................................

--------------------------------------

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

         Iqbal Akram has been a director of the Company since April 14, 1998. He has been Vice President of the Company since February 19, 1998 and served as a consultant to the Company for a period of approximately two weeks prior thereto. On July 31, 2000, Mr. Akram became Chief Financial Officer and Treasurer of the Company. Since 1992, he has been the Managing Director and a partner in Peregrine Consultants, S.A., a Luxembourg management consulting firm. He also has been the sole principal of Peregrine Consultants, United Kingdom since 1998. From February 1996 through March 1998, he served as a Group Finance and Corporate Director of the House of Habib, a Pakistani industrial, manufacturing, and financial services group. In 1995, he served as Group Financial Advisor to the Southern Electric Group in the implementation of a power project in Pakistan. He is currently a Fellow of the Institute of Directors, the Institute of Cost and Management Accountants, and the Institutes of Chartered Accountants in England, Canada, and Pakistan. He also is a director of Lombard Financial Investments S.A., an investment company located in Luxembourg, and Elan Asset Management Ltd., a SFA regulated asset management company in UK. He received a Bachelor of Science Honor degree from the London School of Economics and Political Science in 1965.

         Stephen Adshead has been Vice President and a director of the Company since February 8, 2000, has been Secretary of the Company since July 31, 2000, and has been Managing Director and a member of the Board of MSOAS since December, 1997. Since February, 1998, he has been the owner, an employee and a director of Mancorp AS, a consulting company. He has 26 years of experience in the oil, gas and shipbuilding industry managing large projects. From 1991 to 1998, Mr. Adshead worked for Phillips Petroleum Company Norway, where he was a member of the project management team assigned to the Ekofisk II project from 1994 to 1998. Mr. Adshead received his Honours Degree in Engineering from Edinburgh University in 1972.

         Jurgen Ternieden has been a director of the Company since April 14, 1998, Chairman of the Board of Offshore Shuttle AS from March 1998 until its merger with MSOAS in September 1999, and an officer and the head of the Pipes, Offshore, Special Products Department of Thyssen Krupp Stahlunion GmbH since 1991. From 1981 to 1990, he was a senior sales manager and head of the Pipes Department at TKSU. Mr. Ternieden received his intermediate high school certificate from Realschule Muelheim in 1959.

         Hubert Besner has been a director of the Company since May 6, 1998. Since January 2001, he has been partner in the international law firm Brobeck Hale and Dorr. From 1994 to 2000, he has been a partner in the law firm of Besner Kreifels Weber, Munich, Germany. From 1992 to 1994, he was the head of the legal department of Schneider AG, a German real estate development company. He currently is the head of the Supervisory Boards of Cybernet Internet-Dienstleistungen AG and PIPECAD Integrierte Softwaresysteme AG, a director of Cybernet Internet Services International, Inc., and a member of the Supervisory Boards of Schuller, Vianet Telekommunikations AG, Typhoon Networks AG, and IPO Beteiligungen. Dr. Besner received his First State Exam in Law from Ludwig-Maximilians-Universitat in 1986, and his doctorate magna cum laude from Ludwig-Maximilians-Universitat in 1988.

         No family relationship exists between any director or executive officer and any other director or executive officer.

         Currently, the Company does not compensate its directors for their services in such capacity.

Employment Agreements

         On June 1, 1998, the Company entered into a two-year employment agreement with Franz Eder to serve as President and Chairman of the Board. On April 10, 2000, the agreement was extended to June 1, 2001. The agreement provides that Mr. Eder shall devote only so much (but not less than 75%) of his professional and business time, attention, and energies to his duties and responsibilities as is reasonable to insure the Company's proper conduct, and shall receive a salary of $100,000 per annum.

         Effective April 14, 1998, the Company entered into a two-year employment agreement with Iqbal Akram to serve as Vice President. On April 10, 2000, the agreement was extended to June 30, 2001. The agreement provides that Mr. Akram shall devote at least 50% of his professional and business time to the Company and shall receive a salary of $60,000 per annum.

         Effective February 8, 2000, the Company entered into a two-year loan out agreement with Mancorp AS for the services of Stephen Adshead. The agreement provides that Mancorp AS shall loan out the services of Mr. Adshead to the Company, and Mr. Adshead shall devote at least 50% of his professional and business time to the Company. In consideration thereof, Mancorp AS shall receive an annual fee of $60,000. Mr. Adshead also is paid at a daily rate of NOK6,000 (approximately $675) for serving as Managing Director of MSOAS.

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table

         The following table sets forth information with respect to the compensation paid by the Company to its Chief Executive Officer and to each of the Company's other executive officer who received salary and bonus payments in excess of $100,000 during the year ended December 31, 2000.

                     Annual Compensation                                Long Term Compensation
                     -------------------                                ----------------------
                                                                        Awards                  Payouts
                                                                        ------                  -------
                                                                        Restricted
Name and                                              Other Annual      Stock        Option/    LTIP         All Other
Principal            Fiscal     Salary      Bonus     Compensation      Award(s)     SARs       Payouts      Compensation
Position             Year       ($)         ($)       ($)               ($)          (#)        ($)          ($)
---------            ----       ---         ---       ---               ---          ---        ---          ---
Franz Eder,          2000       100,000     --        --                --           --         --           --
Chairman of the      1999       100,000     --        --                --           --         --           --
Board and President  1998       58,333      --        --                --           --         --           --

Stephen Adshead      2000       129,619     --        --                --           --         --           --
Director and Vice    1999       129,834     --        --                --           --         --           --
President            1998       101,061     --        --                --           --         --           --

Compensation Committee Interlocks and Insider Participation

         Compensation decisions are made by Hubert Besner and Jurgen Ternieden, the non-employee directors of the Company. Jurgen Ternieden is an officer and the head of the Pipes, Offshore, Special Products Department of Thyssen Krupp Stahlunion GmbH ("TKSU"). During 2000, the Company paid approximately $171,615 to TKSU. During 2000, Hubert Besner was a member of the law firm Besner, Kreifels, Weber. During 2000, the Company paid approximately $1,606 to Besner, Kreifels, Weber.

         No interlocking relationship exists between any member of the Company's board of directors and any member of the board of directors or compensation committee of any other company.

Section 16(a) Beneficial Ownership and Reporting Compliance

         The Company's executive officers, directors, and beneficial owners of more than 10% of any class of its equity securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are required under the Exchange Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to the Exchange Act, the Company believes that during the year ended December 31, 2000, all filing requirements applicable to the reporting persons were complied with.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, certain information as of March 23, 2001, regarding beneficial ownership of the common stock by (i) each stockholder known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock; (ii) each director of the Company;
(iii) each executive officer of the Company identified in the Summary Compensation Table above; and (iv) all of the Company's executive officers and directors as a group.

                                                                                Number of Shares of
                                                                                    Common Stock         Percentage of Class
Name of Beneficial Holder                                                        Beneficially Owned      Beneficially Owned
-------------------------                                                       -------------------      -------------------

Franz Eder...........................................................                   7,722,000(1)                  14.1%
Iqbal Akram..........................................................                     150,000(2)                      *
Stephen Adshead......................................................                        102,205                      *
Jurgen Ternieden.....................................................                        434,704                      *
Hubert Besner........................................................                              0                     0%
Holger Timm..........................................................                    9,444,990(3)                 16.6%
BEG Berliner Effektenbeteiligungsgesellschaft AG.....................                3,950,000 (4)(5)                  7.2%
All officers and directors as a group (5 persons)....................                    8,408,909(2)                 15.3%

-----------

   *Less than 1%
   (1) 6,840,000 of such shares are being held by a trustee pursuant to the terms of a pooling trust agreement. Such shares may not be disposed of by Mr. Eder until they are released to him by the trustee. Mr. Eder will receive 2,280,000 of such shares on July 1st of each of the three years beginning in 2001. The trustee shall seek instructions from Mr. Eder before taking any action as a stockholder with respect to any of the shares held in trust.
   (2) Includes 100,000 shares underlying currently exercisable stock options.
   (3) Includes 2,000,000 shares underlying currently exercisable warrants, but does not include 571,429 shares owned by his wife.
   (4) Based on the Schedule 13G, dated February 11, 1999. Does not include 800,000 shares of common stock owned by Berliner Effektengesellschaft AG ("BEAG") a 40% shareholder of BEG Berliner Effektenbeteiligungsgesellschaft AG.
   (5) Such shares, as well as the 800,000 shares of common stock owned by BEAG, are being held by a pooling trustee pursuant to the terms of a pooling trust agreement and will not be released until August 3, 2001. During such time, the trustee shall seek instructions from BEG Berliner Effektenbeteilgungsgesellschaft AG and BEAG, respectively, before taking any action as a stockholder with respect to any of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company is a party to a cooperation agreement with Schuller Industrieentsorgung AG ("Schuller") pursuant to which Schuller shall provide waste management, onshore dismantling, and oil pollution prevention and cleanup services. The Company paid approximately $69,146 in 2000 to Schuller for marketing research and other services rendered. Franz Eder and Hubert Besner are members of the supervisory board of Schuller. Mr. Eder also is a shareholder of Schuller.

         The Company is a party to an agreement with Thyssen Krupp Stahlunion GmbH ("TKSU") with respect to marketing and procurement services. The Company paid approximately $171,615 in 2000 to TKSU under such agreement. Jurgen Ternieden, a director of the Company, is an officer and the head of the Pipes, Offshore, Special Products Department of TKSU.

         During 2000, the Company paid approximately $1,606 to the law firm Besner, Kreifels, Weber. During 2000, Hubert Besner, a director of the Company, was a member of Besner, Kreifels, Weber.

         During 2000, the Company paid approximately $539,963 to RC Consultants AS for engineering services. Sverre Hanssen served as the Chairman of the Board of RC Consultants AS until May 1999, and is the Chairman of the Board of Directors of MSOAS. In addition, MSOAS leases office space in Sandnes, Norway pursuant to a agreement with RC Group ASA. The lease agreement provides for an average annual rent of NOK 435,852 (approximately $49,027), and expires in 2003. RC Group ASA was the sole shareholder of RC Consultants AS until July 2000, and Sverre Hanssen is the Chairman and the principal shareholder of RC Group ASA.

         In June 2000, the Company acquired an aggregate of 1,186,283 shares of common stock of MSOAS in exchange for an aggregate of 1,186,283 shares of the Company's common stock. As part of that transaction, Jurgen Ternieden, a director of the Company, and Stephen Adshead, an officer and director of the Company, each received 2,205 shares of the Company's common stock in exchange for their shares in MSOAS. In addition, Intervest AS received 16,500 shares of the Company's common stock in exchange for its shares in MSOAS. Sverre Hansen, the Chairman of the Board of Directors of MSOAS, is a principal stockholder of Intervest AS.

         In June 2000, the Company sold 571,429 shares to Sylke Timm for gross proceeds of $400,000. Sylke Timm is the wife of Holger Timm, and Holger Timm is a principal stockholder of the Company. In addition, Mr. Timm is a stockholder and an officer Berliner Effektengesellschaft AG ("BEAG") and an officer of BEG Berliner Effektenbeteiligungsgesellschaft AG. BEAG is a stockholder of the Company and a 40% shareholder of BEG Effektenbeteiligungsgesellschaft AG, a principal stockholder of the Company.

         In July 2000, the Company entered into a loan agreement with Mr. Holger Timm pursuant to which Mr. Timm agreed to lend the Company an aggregate of up to $1,500,000, provided that advances shall not exceed $500,000 in any single month. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable in full on December 31, 2000. The advances may be converted at the option of Mr. Timm into shares of the Company's common stock at 80% of the five day average trading price of the common stock prior to conversion, but not less than a floor price as calculated pursuant to the loan agreement. In January 2001, the $1,450,000 that had been advanced under the loan agreement plus $42,396 in interest thereon was converted into shares of the Company's common stock at $0.40 per share.

         In January 2001, the Company sold 1,000,000 shares of common stock to Holger Timm for gross proceeds of $200,000. In February and March 2001, the Company sold to Holger Timm 2,000,000 shares and warrants to purchase 2,000,000 shares exercisable at $0.10 per share for an aggregate purchase price of $202,000. The warrants are exercisable until July 1, 2001.

         In February 2001, the Company sold to Intervest AS 1,000,000 shares and warrants to purchase 1,000,000 shares exercisable at $0.10 per share for an aggregate purchase price of $101,000. The warrants are exercisable until July 1, 2001. Sverre Hansen, the Chairman of the Board of Directors of MSOAS, is a principal stockholder of Intervest AS.

         Also in February and March 2001, the Company sold a total of 350,000 shares for gross proceeds of $35,000 to various officers and directors of the Company as follows: 100,000 of the shares were sold to each of Stephen Adshead, a Vice President and a director of the Company, Jurgen Ternieden, a director of the Company, and Franz Eder, President and a director of the Company, and 50,000 shares were sold to Iqbal Akram, a Vice President and a director of the Company.

         The Company believes that the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

1.       Financial Statements (included in Part II, Item 8)



                                                                          Page
                                                                         -------
Financial Statements of Marine Shuttle Operations Inc.:
Reports of Independent  Auditors........................................   27
    Consolidated Balance Sheets.........................................   29
    Consolidated Statements of Loss and Comprehensive Loss..............   30
    Consolidated Statements of Cash Flows...............................   31
    Consolidated Statements of Shareholders' Equity.....................   32
    Notes to Consolidated Financial Statements..........................   33



3.       Exhibits included herein:

         See Exhibit index below for exhibits filed as part of this Form 10-K.

(b)      Reports on Form 8-K.
         The Company filed a Form 8-K, dated October 13, 2000, disclosing an information letter that had been disseminated to its shareholders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MARINE SHUTTLE OPERATIONS INC.

                                    /s/ Franz Eder
                                    --------------
Date:  March 28, 2001               Franz Eder, Chairman of the Board and
                                    President
                                    (principal executive officer)

                                    /s/ Iqbal Akram
                                    ---------------
                                    Iqbal Akram, Chief Financial Officer
                                    (principal financial and accounting officer)

                                    /s/ Kirsten O. Lima
                                    -------------------
                                    Kirsten O. Lima, Finance Director MSOAS

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                 Title                                   Date
/s/ Franz Eder                                          Director                            March 28, 2001
--------------------
Franz Eder

/s/ Iqbal Akram                                         Director                            March 28, 2001
--------------------
Iqbal Akram

/s/ Stephen Adshead                                     Director                            March 28, 2001
--------------------
Stephen Adshead

/s/ Jurgen Ternieden                                    Director                            March 28., 2001
--------------------
Jurgen Ternieden

/s/ Hubert Besner                                       Director                            March 28, 2001
--------------------
Hubert Besner

                                INDEX TO EXHIBITS

Exhibit       Document                                                                                        Page
--------      --------                                                                                        ----
2.1           Stock Purchase Agreement, dated February 19, 1998, between the Registrant and Franz Eder.
              Incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form
              S-1, File No. 333-58465.

3.1           Articles of Incorporation of the Registrant, as amended.  Incorporated by reference to
              Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, File No. 333-58465.

3.2           Amended and Restated By-laws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, File No. 333-58465.

4.1           Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to the Registrant's
              Registration Statement on Form S-1, File No. 333-58465.

10.1          Co-operation Agreement between Marine Shuttle Operations AS and Schuller Industrieentsorgung
              AG. Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on
              Form S-1, File No. 333-58465.

10.2          Personnel Services Contract between RC Consultants AS and Marine Shuttle Operations AS dated
              February 26, 1998. Incorporated by reference to Exhibit 10.3 to the Registrant's Registration
              Statement on Form S-1, File No. 333-58465.

10.3          Accounting Services Contract between RC Consultants AS and Marine Shuttle Operations AS dated February 26, 1998. Incorporated by reference to Exhibit 10.4 to the Registrant's
              Registration Statement on Form S-1, File No. 333-58465.

10.4          Amended and Restated Loan Agreement, dated as of December 31, 1999, between the Registrant and
              ValorInvest Ltd. (including promissory note dated as of December 31, 1999) (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1999), as further amended by letter agreement dated as of December 31, 2000
              (including promissory note dated as of December 31, 2000).

10.5          Marketing Agreement between Marine Shuttle Operations AS and Thyssen Stahlunion GmbH, dated
              April 14, 1998. Incorporated by reference to Exhibit 10.6 to the Registrant's Registration
              Statement on Form S-1, File No. 333-58465.

10.6          The Registrant's 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.7 to the
              Registrant's Registration Statement on Form S-1, File No. 333-58465.

10.7          Employment Agreement, dated as of June 1, 1998, between the Registrant and Franz Eder
              (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form
              S-1, File No. 333-58465), amended by letter agreement dated April 10, 2000 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended March 31, 2000).

10.8          Employment Agreement, dated as of April 14, 1998, between the Registrant and Iqbal Akram
              (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form
              S-1, File No. 333-58465), amended by letter agreement dated April 10, 2000 (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended March 31, 2000).

10.9          Lease, dated October 15, 2000, by and between Marine Shuttle Operations AS and RC Gruppen
              ASA.  Incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 2000.

10.10         Credit Agreement, dated February 17, 2000 between the Registrant and MFC Merchant Bank, S.A.
              (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for
              the year ended December 31, 1999), as amended by that certain letter agreement dated March 20,
              2001.

10.11         Agreement, dated as of February 8, 2000, among the Registrant, Mancorp AS, and Stephen
              Adshead. Incorporated by reference to Exhibit 10.14 of the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1999.

10.12         Intellectual Property Agreement among Gunnar Foss, Per Bull Haugs0en, Marine Shuttle
              Operations AS, and the Registrant (incorporated by reference to Exhibit 10.1 to the
              Registrant's Registration Statement on Form S-1 File No.333-50465), as amended by Addendum No.
              1 to Intellectual Property Agreement (incorporated by reference to Exhibit 10.15 of the
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

10.13         Frame Agreement for Procurement Services between Marine Shuttle Operations AS and Thyssen
              Stahlunion GmbH (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1999).

10.14         Loan Agreement (including promissory note) between Marine Shuttle Operations AS and Statens naerings og distriktsutviklingsfond (the Norwegian Industrial and Regional Development Fund).
              Incorporated by reference by Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999.

10.15         Royalty Agreement, dated June 23, 2000 between the Registrant and Mr. Gunnar Foss.
              Incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended
              June 30, 2000.

21.           List of the Registrant's Subsidiaries.

99.1          Statement of Approval from Det Norske Veritas AS regarding the technical feasibility of the
              Offshore Shuttle concept. Incorporated by reference to Exhibit 99.1 to the Registrant's
              Registration Statement on Form S-1, File No. 333-58465.

99.2          Engagement letter, dated October 26, 1998, between the Registrant and MFC Merchant Bank S.A.
              (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form
              S-1, File No. 333-58465), amended by letter agreement dated June 7, 2000 (incorporated by reference to Exhibit 99.1 of the Registrant's Form 10-Q for the quarter ended June 30, 2000), as further amended by that certain letter agreement dated March 20, 2001 (included in Exhibit
              10.10).

99.3          Intermediation Contract, dated November 28, 2000, between the Registrant and Frost & Partner,
              GbR.