Form 10-Q
period 2001-03-31
MARINE SHUTTLE OPERATIONS INC
filed 2001-05-11
CIK 1064469

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

(Mark One)
|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

                         Commission File Number 0-29796


                         MARINE SHUTTLE OPERATIONS INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

               Nevada                                     91-1913992
   ---------------------------------           --------------------------------
    (State or Other Jurisdiction of                   I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

      Luramyrveien 29, Sandnes, Norway                     4391
-------------------------------------------    ------------------------------
  (Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code (47) 51962300
                                                   -------------



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

The number of outstanding shares of the issuer's common stock at May 10, 2001 was 56,804,346

                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION................................................................................       3

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).....................................................................       3

CONSOLIDATED BALANCE SHEETS.....................................................................................       3

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS..........................................................       4

CONSOLIDATED STATEMENTS OF CASH FLOWS...........................................................................       5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS..................................................................       6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS...........................................................................................      10

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................      14

PART II.   OTHER INFORMATION....................................................................................      15

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................      15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.....................................................................      15

SIGNATURES......................................................................................................      16


                                     PART I.

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEETS
                                 (U.S. Dollars)


                                                                                      March 31,        December 31,
                                                                                        2001               2000
                                                                                     -----------       ------------
                                                                                     (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                          $    194,698        $    203,207
Restricted cash                                                                          13,506              21,863
Accounts receivables                                                                     50,270              28,270
Other current assets                                                                    171,803              56,804
                                                                                   ------------        ------------
Total Current Assets                                                                    430,277             310,143

Property, plant and equipment, net                                                    6,345,714           6,445,875
Debt issue cost                                                                       2,068,880           1,936,867
Goodwill, net                                                                        25,072,356          25,925,553
Patents and agreements, net                                                           2,556,982           2,712,464
                                                                                   ------------        ------------
TOTAL ASSETS
                                                                                   $ 36,474,209        $ 37,330,903
                                                                                   ============        ============

LIABILITIES AND SHAREHOLDERS` EQUITY
Current Liability
Accounts payable                                                                   $    710,120        $    847,868
Notes payable                                                                         3,450,000           4,900,000
Other current liabilities                                                               918,693             754,100
                                                                                   ------------        ------------
Total current liabilities                                                             5,078,813           6,501,968
                                                                                   ------------        ------------
Long Term Debt                                                                          258,661             265,312

Minority interest                                                                          --                  --

Contingency (Note 3)

SHAREHOLDERS' EQUITY
Authorized 75,000,000 common shares with a par value of $0.001. Issued and outstanding 54.844.346 common shares with a par value of $0.001 at March 31,
2001 and 44.463.356 common shares at December 31, 2000                                   54,844              44,463
Other paid in capital                                                                52,544,964          50,292,949
Deficit accumulated during the development stage                                    (20,471,940)        (18,933,079)
Accumulated other comprehensive loss                                                   (991,133)           (840,710)
                                                                                   ------------        ------------
Total shareholders' equity                                                           31,136,735          30,563,623

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 36,474,209        $ 37,330,903
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

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                 (U.S. Dollars)
                                   (unaudited)




                                                        Cumulative to
                                                        March 31, 2001          Three Months Ended
                                                        from date of                 March 31,
                                                          inception          ----------------------------
                                                         May 23, 1997           2001                2000
                                                       ----------------         -----               -----
Operating revenues                                         390,360                50,759                   --
                                                   ----------------      ----------------     ----------------

EXPENSES
 Personnel costs                                         3,380,728               382,601              315,810
 Legal, audit and advisory services                      2,117,741                56,223              115,306
 Cost of cancelled financing                               606,721                    --                   --
 General and administrative                              2,455,533                90,442              249,012
 Marketing                                               1,143,117                22,735               55,156
 Technical Development                                     581,473                    --               29,197
 Depreciation                                              201,249                16,052               23,503
 Amortization -- goodwill and intangibles               10,787,332             1,017,206              972,571
 Write down on investment                                   90,000                    --                   --
 Currency exchange loss (gain)                             (15,315)                 (633)              (4,629)
                                                   ----------------      ----------------     ----------------

 Total operating expenses                          $    21,348,580       $     1,584,626      $     1,755,926
                                                   ----------------      ----------------     ----------------
 Interest expense, net of capitalized                      153,453                 8,530                7,346
 Interest income                                           (87,215)               (3,535)              (4,431)

 Net loss before minority interest                 $   (21,024,458)      $    (1,538,862)     $    (1,758,841)
                                                   ----------------      ----------------     ----------------
 Minority interest                                        (552,518)                   --             (181,626)
                                                   ----------------      ----------------     ----------------

 Net loss                                          $   (20,471,940)      $    (1,538,862)     $    (1,577,215)
                                                   ================      ================     ================

 Other comprehensive (loss) income:
  Accumulated other comprehensive income
   (loss) foreign currency translation
   adjustments                                            (991,133)             (150,424)             (74,602)
                                                   ----------------      ----------------     ----------------

 Comprehensive loss                                $   (21,463,073)      $    (1,689,286)     $    (1,651,817)
                                                   ----------------      ----------------     ----------------

 Basic and diluted loss per share                                        $         (0.03)     $         (0.04)
                                                                         ================     ================

 Basic and diluted weighted average shares
   outstanding                                                                48,323,298           40,750,642
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

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (U.S. Dollars)
                                   (unaudited)


                                                          Cumulative to
                                                          March 31, 2001                Three Months Ended
                                                           rom date of                        March 31
                                                           inception            -----------------------------------
                                                          May 23, 1997               2001                2000
                                                        -----------------       ---------------   -----------------
 OPERATING ACTIVITIES

 Net Loss                                                  $ (20,471,940)         $ (1,538,862)       $ (1,577,215)
 Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                                10,988,580             1,033,258             996,074
 Minority interest                                              (552,517)                   --            (181,626)
 Loss on investment                                               90,000                    --                  --
 Loss on disposal of assets                                        5,708                    --                  --
 Unrealized loss on foreign currency                              33,786                    35              (3,431)
 Changes in working capital:
 Accounts receivable                                             (50,270)              (22,000)             38,619
 Other current assets and restricted cash                       (185,307)             (106,643)            (34,718)
 Accounts payable                                                710,120              (137,748)           (281,230)
 Other current liabilities                                       884,906               164,558             262,288
                                                           --------------         -------------       -------------
 Net cash used on operating activities                     $  (8,546,934)         $   (607,402)       $   (781,239)
                                                           --------------         -------------       -------------

 INVESTING ACTIVITIES

 Investments                                                   (100,000)                    --                  --
 Capital expenditures                                        (5,512,818)               (12,598)           (466,578)
 Proceeds on sale of investment                                  55,196                     --                  --
 Advance to Marine Shuttle Operations AS                       (249,986)                    --                  --
 Acquisition of Marine Shuttle Operations AS                    416,635                     --                  --
 Advance to Offshore shuttle AS                                (100,000)                    --                  --
 Acquisition of Offshore Shuttle AS                             482,476                     --                  --
                                                           --------------         -------------       -------------
 Net cash used on investing activities                     $ (5,008,497)          $    (12,598)       $   (466,578)
                                                           --------------         -------------       -------------

 FINANCING ACTIVITIES

 Issuance of capital stock                                   14,016,446              2,262,396                  --
 Share issue cost                                              (746,881)                    --                  --
 Debt issue cost                                             (2,068,880)              (132,013)           (176,815)
 Payment on Note payable                                     (7,325,000)            (1,450,000)                 --
 Borrowing on Note payable                                   11,068,379                     --             500,000
                                                           --------------         -------------       -------------
 Net cash provided by financing activities                 $ 14,944,064           $    680,383        $    323,185
                                                           --------------         -------------       -------------

Effect of exchange rate change in cash and
cash equivalents                                             (1,193,935)               (68,892)            (81,986)

 Net increase (decrease) in cash and cash equiv.           $    194,698           $     (8,509)       $ (1,006,618)
                                                           --------------         -------------       -------------

 Cash and cash equivalents at beginning of period                    --                203,207           1,119,564
                                                           --------------         -------------       -------------

 Cash and cash equivalents at end of period                $    194,698           $    194,698        $    112,946
                                                           ==============         ==============      =============


See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

3.    GOING CONCERN

         The Company's ability to continue as a going concern is dependent on its ability to obtain significant additional financing. As shown in the financial statements, the Company is in the development stage and at March 31, 2001 had accumulated losses from operations amounting to $20,471,940 and a working capital deficit of $4,648,536, with no operating assets presently generating cash to fund its operating and capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to raise additional capital. There can be no assurance that the Company will be able to raise additional capital on reasonable terms, if at all, or that any financing transaction will not be dilutive to current shareholders. If the Company is not able to raise additional capital, it may be required to significantly curtail or cease its operating activities. The financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

         On March 1, 1999, the Company entered into a loan agreement with ValorInvest Ltd., an investment company, pursuant to which ValorInvest agreed to lend the Company an aggregate of up to $6,000,000. The loan agreement was amended and restated as of December 31, 1999, and was further amended as of December 31, 2000. The loan agreement provides that advances shall be made in increments of $250,000 and shall not exceed $500,000 in any single month unless agreed to by ValorInvest. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable on June 30, 2001, except that if the Company raises, in the aggregate, in excess of $5,000,000 from equity or long term debt financings after January 1, 2000, then the loan shall be due to the extent of 25% of such excess. As of March 31, 2001, $3,875,000 had been advanced under the loan agreement, and $2,550,000 was outstanding under the loan agreement.

         In August 1999, the Company entered into a loan agreement with Statens naerings og distriktsutviklingsfond (the Norwegian Industrial and Regional Development Fund, "SND"), pursuant to which SND agreed to lend the Company an aggregate of up to NOK 4,000,000, (approximately $438,476) to finance specific tasks within the Offshore Shuttle project. As of March 31, 2001, NOK 2,358,617 (approximately $258,549) had been advanced under the loan agreement. The principal is repayable two years after disbursement, over five years in semi-annually installments, each in the amount of NOK 400,000.

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

         In February 2000, the Company entered into a loan agreement with MFC Merchant Bank S.A pursuant to which MFC agreed to lend an aggregate of up to $2,000,000, provided that advances shall not exceed $350,000 in any single month. Any monies advanced under this loan agreement shall bear interest at the rate of LIBOR plus 3.5% per annum and shall be due and payable in full on February 25, 2001. As of March 31, 2001, $900,000 was outstanding under this agreement. MFC has agreed to extend the maturity date of the $900,000 loan to June 30, 2001.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

4.    EXTERNAL FINANCING (continued)

         In July 2000, the Company entered into a loan agreement with Mr. Holger Timm pursuant to which Mr. Timm agreed to lend the Company an aggregate of up to $1,500,000, provided that advances shall not exceed $500,000 in any single month. In January 2001, the $1,450,000 that had been advanced under the loan agreement plus $42,396 in interest thereon was converted into 3,730,990 shares of the Company's common stock at $0.40 per share.

         In November, 2000, the Company retained Frost & Partner GbR ("F&P") to help arrange a $20 million to $40 million financing for the Company. Under the terms of the agreement, F&P received $15,000 upon being retained, and will receive up to an additional $30,000 in connection with their due diligence and the preparation of presentation documents. In addition, F&P will receive a success fee equal to two percent of the capital raised during the term of the agreement or during the six month period thereafter (or 1% if the money is raised other than through F&P's efforts). The agreement expires May 30, 2001.

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


5.    INCOME TAXES

         The Company has not provided for an income tax liability due to the availability of operating loss carry-forwards. The Company has net operating losses which may give rise to future tax benefits of approximately $3,900,000 as of March 31, 2001. To the extent not used, net operating loss carry-forwards expire in varying amounts beginning in the year 2007. Based on available evidence, including the Company's history of operating losses, the uncertainty of future profitability and the impact of tax laws which may limit the Company's ability to utilize such loss carry-forwards, management has recorded a full valuation allowance against the realization of the net deferred tax assets.


6.    STOCK OPTIONS

         As of March 31, 2001, options to purchase 410,000 shares were outstanding under the Stock Option Plan. The Company applies APB 25 in accounting for its stock option plans. Accordingly, because the option price is not less than the fair market price at the date of grant, no compensation expense has been recognized for its stock option plans.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


7.    DERIVATIVES AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The adoption of Statement No. 133 on January 1, 2001 resulted in no cumulative effect of an accounting change as the Company does not utilize derivatives.


8.    SUBSEQUENT EVENT

         In April 2001, the Company sold a total of 200,000 shares to an employee for aggregate gross proceeds of $20,000.

         In May 2001, the Company sold 1,000,000 shares pursuant to the exercise of warrants for gross proceeds of $100,000.

         In May 2001, the Company issued 760,000 shares to a foreign person as consideration for amending the Intellectual Property Right Agreement between the Company and such person.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis of the Company's financial condition and result of operations should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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


Three months ended March 31, 2001 and 2000:

         Operating revenues. Operating revenues for the three month period ended March 31, 2001 were $50,759, generated from sporadic study work reimbursed by clients. The Company did not generate any revenue during the same period in 2000. The Company is still in the development stage and does not expect to generate revenues from operation until 2003 at the earliest, except from some sporadic study work.

         Personnel costs. Personnel costs include costs for both employees and hired personnel and were $382,601 for the three month period ended March 31, 2001, and $315,810 for the three month period ended March 31, 2000. The increase in costs of $66,791 was mainly due to more personnel working on client studies.

         Legal, audit and advisory services. Legal, audit and advisory services for the three month period ended March 31, 2001 were approximately $56,223, a decrease of $59,083 compared to legal, audit and advisory services of $115,306 in 2000. The decrease was mainly due to reduced use of legal and financial services as a result of the slowdown in activities.

         General and administrative expenses. General and administrative expenses were $90,442 and $249,012, respectively, for the three month periods ended March 31, 2001 and 2000. The decrease in costs of $158,570 was mainly due to a slowdown of spending by the Company to conserve capital.

         Marketing. Marketing expenses for the three month period ended March 31, 2001 were $22,735, a decrease of $32,421 from the marketing expenses of $55,156 for the same period in 2000. The decrease was a result of purchasing fewer marketing materials and services in the current period.

         Technical Development. The Company did not have any technical development costs for the three month period ended March 31, 2001, mainly due to a slowdown of spending by the Company to conserve capital. The technical development costs for the same period in 2000 was $29,197.

         Amortization of goodwill and intangibles. Amortization of goodwill and intangibles for the three month period ended March 31, 2001 was $1,017,206, an increase of $44,635 compared to the amortization of goodwill and intangibles of $972,571 for the same period in 2000. The increase was due to amortization of increased goodwill and intangibles resulting from the acquisition of the minority interest in MSOAS in June 2000.

Liquidity and Capital Resources

         The Company's ability to continue as a going concern is dependent on its ability to obtain significant additional financing. As of March 31, 2001, the Company had cash and cash equivalents of $194,698, a deficit accumulated during the development stage of $20,471,940 and a working capital deficit of $4,648,536. The Company is in the development stage with no operating assets presently generating cash to fund its operating and capital requirements.

         Net cash used on operating activities was $607,402 for the three month period ended March 31, 2001, a decrease of $173,837 compared to $ 781,239 used for the three month period ended March 31, 2000. The decrease was the result of the Company's efforts to reduce spending until the Company can raise additional funds.

         For the three month period ended March 31, 2001 the Company used $12,598 on capital expenditures, a decrease of $453,980 from the capital expenditures of $ 466,578 for the same period in 2000. The decrease was the result of the Company's efforts to reduce engineering work for the Offshore Shuttle until the Company can raise additional funds.

         On March 1, 1999, the Company entered into a loan agreement with ValorInvest, Ltd., an investment company, pursuant to which ValorInvest agreed to lend the Company an aggregate of up to $6,000,000. The loan agreement was amended and restated as of December 31, 1999, and was further amended as of December 31, 2000. The loan agreement provides that advances shall be made in increments of $250,000 and shall not exceed $500,000 in any single month unless agreed to by ValorInvest. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable on June 30, 2001; except that if the Company raises, in the aggregate, in excess of $5,000,000 from equity or long term debt financing after January 1, 2000, then the loan shall be due to the extent of 25% of such excess. As of March 31, 2001, $3,875,000 had been advanced under the loan agreement, and $2,550,000 was outstanding under the loan agreement.

         In August 1999, the Company entered into a loan agreement with Statens naerings og distriktsutviklingsfond (the Norwegian Industrial and Regional Development Fund, "SND"), pursuant to which SND agreed to lend the Company an aggregate of up to NOK 4,000,000, (approximately $438,476), to finance specific tasks within the Offshore Shuttle project. As of December 31, 2000, NOK 2,358,617 ($258,549) had been advanced under the loan agreement. The principal is repayable over a five year period commencing two years after disbursement, in semi-annual installments, each in the amount of NOK 400,000.

         In February 2000, the Company entered into a loan agreement with MFC Merchant Bank S.A, an investment company, pursuant to which MFC agreed to lend an aggregate of up to $2,000,000, provided that advances shall not exceed $350,000 in any single month. Any monies advanced under this loan agreement shall bear interest at the rate of LIBOR plus 3.5% per annum and shall be due and payable in full on February 25, 2001. As of March 31, 2001, $900,000 was outstanding under this agreement. MFC has agreed to extend the maturity date of the $900,000 loan to June 30, 2001.

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

         In February and March 2001, the Company sold 5,000,000 shares and warrants to purchase 5,000,000 shares exercisable at $0.10 per share for aggregate gross proceeds of $505,000. The warrants expire on July 1, 2001. Also in February, March and April 2001, the Company sold a total of 850,000 shares to various of its officers, directors and employees for aggregate gross proceeds of $85,000.

         In May 2001, the Company sold 1,000,000 shares pursuant to the exercise of warrants for gross proceeds of $100,000.

         In May 2001, the Company issued 760,000 shares to a foreign person as consideration for amending the Intellectual Property Right Agreement between the Company and such person.

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

         In November, 2000, the Company retained Frost & Partner GbR ("F&P") to help arrange a $20 million to $40 million financing for the Company. Under the terms of the agreement, F&P received $15,000 upon being retained, and will receive up to an additional $30,000 in connection with their due diligence and the preparation of presentation documents. In addition, F&P will receive a success fee equal to two percent of the capital raised during the term of the agreement or during the six month period thereafter (or 1% if the money is raised other than through F&P's efforts). The agreement expires May 30, 2001.

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

         There can be no assurance that the conditions to the WestLB financing will be satisfied or, if satisfied, that the WestLB financing will be consummated on reasonable terms or at all. If it is not completed, the Company may be required to significantly curtail or cease its proposed activities. Although the Company believes that the proceeds from the WestLB financing, if completed, will enable it to construct the first Offshore Shuttle, there can be no assurance in that regard. Moreover, even if the WestLB financing is consummated, the Company's future capital requirements could vary significantly and will depend on certain factors, many of which are not within its control. Such factors include:

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

Forward-looking Statements

         The information set forth herein includes certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding the Company's anticipated operations, market size, the capabilities of the Offshore Shuttle, the dates on which construction of the Offshore Shuttles will commence and be completed, the number of Offshore Shuttles to be constructed, the WestLB financing and the Company's ability to satisfy the conditions precedent to the WestLB financing, and the Company's ability to fund the construction of additional Offshore Shuttles. Actual results could differ materially from those anticipated in such forward-looking statements as result of various known and unknown factors including, without limitation, future economic, competitive, regulatory and market conditions, future business decisions, the receipt of financing, construction delays, demand for the Company's services and those risks discussed in Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 8, 2001, and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Readers are cautioned not to put undue reliance on these forward-looking statements. The Company undertakes no obligation to revise any of these forward-looking statements.

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

                                     PART II


                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          In January 2001, the $1,450,000 that had been advanced to the Company by a foreign person under a loan agreement, plus $42,396 in interest thereon, was converted into 3,730,990 shares of common stock. The shares were issued pursuant to Regulation S.

         In January 2001, the Company sold 1,000,000 shares of common stock to a foreign investor, pursuant to Regulation S, for gross proceeds of $200,000.

         In February and March 2001, the Company sold 5,000,000 shares and warrants to purchase 5,000,000 shares exercisable at $0.10 per share to various foreign persons, pursuant to Regulation S, for aggregate gross proceeds of $505,000. The warrants expire on July 1, 2001.

         In February and March 2001, the Company sold a total of 650,000 shares to various of its officers, directors and employees, pursuant to Regulation S, for aggregate gross proceeds of $65,000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  None

         (b)      Report on Form 8-K.

                  The Company did not file any reports on Form 8-K during the three month period ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 10, 2001                    MARINE SHUTTLE OPERATIONS INC.


                                       By:  /s/ Iqbal Akram
                                           -------------------------------
                                           Iqbal Akram, Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)