Form 10-Q
period 2001-06-30
MARINE SHUTTLE OPERATIONS INC
filed 2001-08-13
CIK 1064469

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                  to
                                    -----------------   -----------------

                         Commission File Number 0-29796

                         MARINE SHUTTLE OPERATIONS INC.
                         ------------------------------
             (Exact name of Registrant as Specified in Its Charter)

                   Nevada                                   91-1913992
------------------------------------------       -------------------------------
       (State or Other Jurisdiction of           (I.R.S. Employer Identification
       Incorporation or Organization)                          No.)

      Luramyrveien 29, Sandnes, Norway                         4391
------------------------------------------        ------------------------------
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

The number of outstanding shares of the issuer's common stock at August 10, 2001 was 56,804,346.

                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION.............................................   3

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)..................................   3

CONSOLIDATED BALANCE SHEETS.................................................  3

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS.....................   4

CONSOLIDATED STATEMENTS OF CASH FLOWS......................................   5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.............................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS........................................   10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......
                                                                             15

PART II. OTHER INFORMATION.................................................  16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................  16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................  16

SIGNATURES.................................................................  17

                                     PART I.

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEETS
                                 (U.S. Dollars)

                                                                        June 30,              December 31,
                                                                          2001                    2000
                                                                   --------------------   ---------------------
                                                                       (unaudited)              (note 1)
ASSETS
Current assets
 Cash and cash equivalents                                         $            23,821    $            203,207
 Restricted cash                                                                13,477                  21,863
 Accounts receivable                                                                --                  28,270
 Other current assets                                                          199,161                  56,804
                                                                   --------------------   ---------------------
 Total current assets                                                          236,459                 310,143

 Property, plant and equipment, net                                          6,295,587               6,445,875
 Debt issue cost                                                             2,094,108               1,936,867
 Goodwill, net                                                              24,219,158              25,925,553
 Patents and agreements, net                                                 2,609,580               2,712,464
                                                                   --------------------   ---------------------

 TOTAL ASSETS                                                      $        35,454,892    $         37,330,902
                                                                   ====================   =====================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liability
 Accounts payable                                                  $           806,271    $            847,868
 Notes payable                                                               3,450,000               4,900,000
 Other current liabilities                                                     926,594                 754,100
                                                                   --------------------   ---------------------
 Total current liabilities                                                   5,182,865               6,501,968
 Long term debt                                                                430,103                 265,311
 Contingency (Note 3)

 SHAREHOLDERS' EQUITY
 Authorized 75,000,000 common shares with a par value
 of $0.001. Issued and outstanding 56,804,346, and
 44,463,356 common shares with a par value of $0.001
 at June 30, 2001 and December 31, 2000 respectively                            56,804                  44,464
 Additional paid in capital                                                 52,822,603              50,292,948
 Deficit accumulated during the development stage                          (21,919,906)            (18,933,079)
 Accumulated other comprehensive loss                                       (1,117,577)               (840,710)
                                                                   --------------------   ---------------------
 Total shareholders' equity                                                 29,841,924              30,563,623

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $        35,454,892    $         37,330,902
                                                                   ====================   =====================

See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                 (U.S. Dollars)
                                   (unaudited)

                                            Cumulative to
                                             June 30, 2001         Three Months Ended              Six Months Ended
                                              from date of              June 30,                       June 30,
                                               inception      ------------------------------  ---------------------------
                                             May 23, 1997               2001           2000          2001           2000
                                           -----------------  ---------------  -------------  ------------  -------------
Operating revenues                         $         390,360  $            --  $          --  $     50,759  $          --
                                           -----------------  ---------------  -------------  ------------  -------------

OPERATING EXPENSES
 Personnel costs                                  3,564,276          183,548        221,165       566,150        536,975
 Legal, audit and advisory services               2,231,539          113,798        115,312       170,020        230,617
 Cost of cancelled financing                        606,721               --             --            --             --
 General and administrative                       2,523,888           68,355        128,843       158,797       377, 855
 Marketing                                        1,178,074           34,957         49,396        57,692        104,552
 Technical development                              581,473                                                       29,197
 Depreciation                                       213,876           12,627         13,726        28,679         37,229
 Amortization -- goodwill
  and intangibles                                11,808,622        1,021,290        996,368     2,038,496      1,968,939
 Loss on investment                                  90,000               --             --            --             --
 Currency exchange loss (gain)                      (14,395)             920         (1,944)          287         (6,573)
                                           -----------------  ---------------  -------------  ------------  -------------

 Total operating expenses                  $     22,784,074   $    1,435,495   $  1,522,866   $ 3,020,121   $  3,278,792
                                           -----------------  ---------------  -------------  ------------  -------------

 Interest expense, net of capitalized               168,000           14,547          1,152        23,077          8,498
 Interest income                                    (89,290)          (2,075)        (3,432)       (5,610)        (7,863)

 Net loss before minority interest         $    (22,472,424)  $   (1,447,967)  $ (1,520,586)  $(2,986,829)  $ (3,279,428)
                                           -----------------  ---------------  -------------  ------------  -------------

 Minority interest                                 (552,518)              --        (44,302)           --       (225,927)
                                           -----------------  ---------------  -------------  ------------  -------------

 Net loss                                  $    (21,919,906)  $   (1,447,967)  $ (1,476,283)  $(2,986,829)  $ (3,053,501)
                                           =================  ===============  =============  ============  =============

 Other comprehensive loss:
  Accumulated other comprehensive loss           (1,117,577)        (126,444)       (79,860)     (276,867)      (154,462)
                                           -----------------  ---------------  -------------  ------------  -------------

 Comprehensive loss                        $    (23,037,483)  $   (1,574,411)  $ (1,556,143)  $(3,263,696)  $ (3,207,963)
                                           -----------------  ---------------  -------------  ------------  -------------

 Basic and diluted loss per share                             $        (0.03)  $      (0.03)  $     (0.05)  $      (0.07)
                                                              ===============  =============  ============  =============

 Basic and diluted weighted average shares outstanding            56,151,013     42,460,399    54,919,264     41,605,521
                                                              ===============  =============  ============  =============

See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (U.S. Dollars)
                                   (unaudited)

                                                          Cumulative to                   Six Months Ended
                                                          June 30, 2001                       June 30,
                                                        from date of inception    ----------------------------------
                                                          May 23, 1997                 2001              2000
                                                        ------------------        ---------------   ----------------
 OPERATING ACTIVITIES
 Net Loss                                               $     (21,919,906)        $   (2,986,829)    $   (3,053,501)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                 12,022,497              2,067,175          2,006,168
 Minority interest                                               (552,517)                    --           (225,927)
 Loss on investment                                                90,000                     --                 --
 Loss on disposal of assets                                         5,708                     --                 --
 Unrealized gain on foreign currency                               34,038                    287             (6,573)
 Changes in working capital:
 Accounts receivable                                                   --                 28,270             38,619
 Other current receivables and restricted cash                   (212,636)              (133,971)           (58,909)
 Accounts payable                                                 806,271                (41,597)          (486,446)
 Other current liabilities                                        892,556                172,206            491,080
                                                        ------------------        ---------------   ----------------
 Net cash used in operating activities                  $      (8,833,990)        $     (894,459)   $    (1,295,488)
                                                        ------------------        ---------------   ----------------

 INVESTING ACTIVITIES
 Investments                                                     (100,000)                    --                 --
 Capital expenditures                                          (5,740,898)              (240,678)          (913,870)
 Proceeds on sale of investment                                    55,196                     --                 --
 Advance to Marine Shuttle Operations AS                         (249,986)                    --                 --
 Acquisition of Marine Shuttle Operations AS                      416,635                     --                 --
 Advance to Offshore shuttle AS                                  (100,000)                    --                 --
 Acquisition of Offshore Shuttle AS                               482,476                     --                 --
                                                        ------------------        ---------------   ----------------
 Net cash used in investing activities                  $      (5,236,577)        $     (240,678)   $      (913,870)
                                                        ------------------        ---------------   ----------------

 FINANCING ACTIVITIES
 Issuance of capital stock                                     14,136,446              2,382,396            715,000
 Share issue cost                                                (746,881)                    --            (10,500)
 Debt issue cost                                               (2,094,108)              (157,241)          (353,574)
 Payment on note payable                                       (7,325,000)            (1,450,000)                --
 Borrowing on long term note payable                           11,244,870                176,491          1,350,000
                                                        ------------------        ---------------   ----------------
 Net cash provided by financing activities              $      15,215,327         $      951,646    $     1,700,926
                                                        ------------------        ---------------   ----------------

Effect of exchange rate change in cash and
cash equivalents                                               (1,120,938)                 4,105           (237,692)

 Net increase (decrease) in cash and
 cash equivalents                                       $          23,821         $     (179,386)   $      (746,123)
                                                        ------------------        ---------------   ----------------

 Cash and cash equivalents at beginning of period
                                                                       --                203,207          1,119,564
                                                        ------------------        ---------------   ----------------
 Cash and cash equivalents at end of period             $          23,821         $       23,821    $       373,441
                                                        ==================        ===============   ================

See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

3.       GOING CONCERN

         The Company's ability to continue as a going concern is dependent on its ability to obtain significant additional financing. As shown in the financial statements, the Company is in the development stage and at June 30, 2001 had accumulated losses from operations amounting to $21,919,906 and a working capital deficit of $4,946,406, with no operating assets presently generating cash to fund its operating and capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to raise additional capital. There can be no assurance that the Company will be able to raise additional capital on reasonable terms, if at all, or that any financing transaction will not be dilutive to current shareholders. If the Company is not able to raise additional capital, it may be required to significantly curtail or cease its operating activities. The financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

         On March 1, 1999, the Company entered into a loan agreement with ValorInvest Ltd., an investment company, pursuant to which ValorInvest agreed to lend the Company an aggregate of up to $6,000,000. The loan agreement was amended and restated as of December 31, 1999, and was further amended as of December 31, 2000. The loan agreement provides that advances shall be made in increments of $250,000 and shall not exceed $500,000 in any single month unless agreed to by ValorInvest. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable on June 30, 2001, except that if the Company raises, in the aggregate, in excess of $5,000,000 from equity or long term debt financings after January 1, 2000, then the loan shall be due to the extent of 25% of such excess. As of June 30, 2001, $3,875,000 had been advanced under the loan agreement, and $2,550,000 was outstanding under the loan agreement. The Company currently is in discussions with ValorInvest Ltd. to extend the maturity date of the loan.

         In August 1999, the Company entered into a loan agreement with Statens naerings og distriktsutviklingsfond (the Norwegian Industrial and Regional Development Fund, "SND"), pursuant to which SND agreed to lend the Company an aggregate of up to NOK 4,000,000, (approximately $430,103) to finance specific tasks within the Offshore Shuttle project. As of June 30, 2001, NOK 4,000,000 (approximately $430,103) had been advanced under the loan agreement. The principal is repayable two years after disbursement, over five years in semi-annually installments, each in the amount of NOK 400,000.

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

         In February 2000, the Company entered into a loan agreement with MFC Merchant Bank S.A pursuant to which MFC agreed to lend an aggregate of up to $2,000,000, provided that advances shall not exceed $350,000 in any single month. Any monies advanced under this loan agreement shall bear interest at the rate of LIBOR plus 3.5% per annum and shall be due and payable in full on June 30, 2001. As of June 30, 2001, $900,000 was outstanding under this agreement. The Company currently is in discussions with MFC to extend the maturity date of the loan.

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

         In November 2000, the Company retained Frost & Partner GbR ("F&P") to help arrange a $20 million to $40 million financing for the Company. Under the terms of the agreement, F&P received $15,000 upon being retained, and will receive up to an additional $30,000 in connection with their due diligence and the preparation of presentation documents. In addition, F&P will receive a success fee equal to two percent of the capital raised during the term of the agreement or during the six month period thereafter (or 1% if the money is raised other than through F&P's efforts). The agreement expired May 30, 2001.

         In January 2001, the Company sold 1,000,000 shares of common stock for gross proceeds of $200,000.

         In February and March 2001, the Company sold 5,000,000 shares and warrants to purchase 5,000,000 shares exercisable at $0.10 per share for aggregate gross proceeds of $505,000. The warrants expire on October 1, 2001. In May 2001, warrants to purchase 1,000,000 shares were exercised for gross proceeds of $100,000.

         In February and March 2001, the Company sold a total of 650,000 shares to various of its officers, directors and employees for aggregate gross proceeds of $65,000.

         In April 2001, the Company sold a total of 200,000 shares to an employee for aggregate gross proceeds of $20,000.

         In May 2001, the Company sold 760,000 shares to a foreign person as consideration for waiving certain rights associated with the Intellectual Property Right Agreement between the Company and such person. The market value of the shares were $159,600 and were part of the total payment of $219,875. The total cost of $219,875 has been capitalized as intangible assets and will be amortized over 10 years.

5.       INCOME TAXES

         The Company has not provided for an income tax liability due to the availability of operating loss carry-forwards. The Company has net operating losses which may give rise to future tax benefits of approximately $4,100,100 as of June 30, 2001. To the extent not used, net operating loss carry-forwards expire in varying amounts beginning in the year 2007. Based on available evidence, including the Company's history of operating losses, the uncertainty of future profitability and the impact of tax laws which may limit the Company's ability to utilize such loss carry-forwards, management has recorded a full valuation allowance against the realization of the net deferred tax assets.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


6.       SUBSEQUENT EVENT

         In July 2001, the Company issued 1,500,000 shares pursuant to the exercise of warrants for gross proceeds of $150,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Three months ended June 30, 2001 and 2000:

         Personnel costs. Personnel costs include costs for both employees and hired personnel and were $183,548 for the three month period ended June 30, 2001, and $221,165 for the three month period ended June 30, 2000. The decrease in costs of $37,617 was mainly due to less personnel costs related to client studies.

         General and administrative expenses. General and administrative expenses were $68,355 and $130,699 for the three month periods ended June 30, 2001 and 2000, respectively. The decrease in costs of $ 62,344 was mainly due to a slowdown of spending by the Company to conserve capital.

         Marketing. Marketing expenses for the three month period ended June 30, 2001 were $34,957, a decrease of $14,439 from the marketing expenses of $49,396 for the same period in 2000. The decrease in costs was mainly due to the purchase of fewer marketing materials and services in the current period.

         Amortization of goodwill and intangibles. Amortization of goodwill and intangibles for the three month period ended June 30, 2001 was $1,021,290, an increase of $24,922 compared to the amortization of goodwill and intangibles of $996,368 for the same period in 2000. The increase was mainly due to amortization of increased goodwill and intangibles resulting from the acquisition of the minority interest in MSOAS in June 2000.

         Interest expense. Interest expense for the three month period ended June 30, 2001 was $14,547, an increase of $13,395 compared to interest expense of $1,152 for the same period in 2000. The reason for the increase was that the Company has had higher interest bearing debt in the current quarter compared to the same period in 2000.

         Six months ended June 30, 2001 and 2000:

         Personnel costs. Personnel costs include costs for both employees and hired personnel and were $566,150 for the six month period ended June 30, 2001, an increase of $29,175 from the personnel costs of $536,975 for the six month period ended June 30, 2000. The increase in costs is mainly due to more personnel working on client studies during first quarter of 2001.

         Legal, audit and advisory services. Legal, audit and advisory services for the six month period ended June 30, 2001 were approximately $170,020, a decrease of $60,597 compared to legal, audit and advisory services of $230,617 for the same period in 2000. The decrease was mainly due to reduced use of legal and financial services as a result of the slowdown in activities.

         General and administrative expenses. General and administrative expenses for the six month period ended June 30, 2001 were $158,797, a decrease of $219,058 from the general and administrative expenses of $377,855 for the same period in 2000. The decrease in costs was mainly due to a slowdown of spending by the Company to conserve capital.

         Marketing. Marketing expenses for the six month period ended June 30, 2001 were $57,692, a decrease of $46,860 from the marketing expenses of $104,552 for same period in 2000. The decrease in costs was mainly due to the purchase of fewer marketing materials and services in the current period.

         Technical Development. The Company did not have any technical development costs for the six month period ended June 30, 2001, mainly due to a slowdown of spending by the Company to conserve capital. The technical development costs for the same period in 2000 was $29,197.

         Interest expense. Interest expense for the six month period ended
June 30, 2001 was $23,077, an increase of $14,578 compared to interest expense of $8,498 for the same period in 2000. The reason for the increase was that the Company has had higher interest bearing debt in the current quarter compared to the same period in 2000.

         Currency exchange loss/gain. For the six months period ended June 30, 2001 the Company had a currency exchange loss of $287, compared to a gain of $6,572 for same period in 2000. The difference of $6,859 was a result of weakening of the Norwegian Kroner against the US Dollar during the period in 2001.

Liquidity and Capital Resources

         The Company's ability to continue as a going concern is dependent on its ability to obtain significant additional financing. As of June 30, 2001, the Company had cash and cash equivalents of $23,821, a deficit accumulated during the development stage of $21,919,906 and a working capital deficit of $4,946,406. The Company is in the development stage with no operating assets presently generating cash to fund its operating and capital requirements.

         Net cash used in operating activities was $894,459 for the six month period ended June 30, 2001, a decrease of $401,029 compared to $1,295,488 used for the six month period ended June 30, 2000. The decrease was the result of the Company's efforts to reduce spending until the Company can raise additional funds.

         For the six month period ended June 30, 2001 the Company incurred $240,678 on capital expenditures, a decrease of $673,192 from the capital expenditures of $913,870 for the same period in 2000. The decrease was the result of the Company's efforts to reduce engineering work for the Offshore Shuttle until the Company can raise additional funds.

         On March 1, 1999, the Company entered into a loan agreement with ValorInvest, Ltd., an investment company, pursuant to which ValorInvest agreed to lend the Company an aggregate of up to $6,000,000. The loan agreement was amended and restated as of December 31, 1999, and was further amended as of December 31, 2000. The loan agreement provides that advances shall be made in increments of $250,000 and shall not exceed $500,000 in any single month unless agreed to by ValorInvest. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable on June 30, 2001; except that if the Company raises, in the aggregate, in excess of $5,000,000 from equity or long term debt financing after January 1, 2000, then the loan shall be due to the extent of 25% of such excess. As of June 30, 2001, $3,875,000 had been advanced under the loan agreement, and $2,550,000 was outstanding under the loan agreement. The Company currently is in discussions with ValorInvest Ltd. to extend the maturity date of the loan.

         In August 1999, the Company entered into a loan agreement with Statens naerings og distriktsutviklingsfond (the Norwegian Industrial and Regional Development Fund, "SND"), pursuant to which SND agreed to lend the Company an aggregate of up to NOK 4,000,000, (approximately $430,103), to finance specific tasks within the Offshore Shuttle project. As of June 30, 2001, NOK 4,000,000 ($430,103) had been advanced under the loan agreement. The principal is repayable over a five year period commencing two years after disbursement, in semi-annual instalments, each in the amount of NOK 400,000.

         In February 2000, the Company entered into a loan agreement with MFC Merchant Bank S.A, an investment company, pursuant to which MFC agreed to lend an aggregate of up to $2,000,000, provided that advances shall not exceed $350,000 in any single month. Any monies advanced under this loan agreement shall bear interest at the rate of LIBOR plus 3.5% per annum and shall be due and payable in full on June 30, 2001. As of June 30, 2001, $900,000 was outstanding under this agreement. The Company currently is in discussions with MFC to extend the maturity date of the loan.

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

         In February and March 2001, the Company sold 5,000,000 shares and warrants to purchase 5,000,000 shares exercisable at $0.10 per share for aggregate gross proceeds of $505,000. The warrants expire on October 1, 2001. In May 2001, warrants to purchase 1,000,000 shares were exercised for gross proceeds of $100,000.

         In February and March 2001, the Company sold a total of 650,000 shares to various of its officers, directors and employees for aggregate gross proceeds of $65,000.

         In April 2001, the Company sold a total of 200,000 shares to an employee for aggregate gross proceeds of $20,000.

         In May 2001, the Company issued 760,000 shares to a foreign person as consideration for waiving certain rights associated with the Intellectual Property Right Agreement between the Company and such person.

         In July 2001, the Company issued 1,500,000 shares pursuant to the exercise of warrants for gross proceeds of $150,000.

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

         There can be no assurance that the conditions to the WestLB financing will be satisfied or, if satisfied, that the WestLB financing will be consummated on reasonable terms or at all. If the WestLB financing or any other substantial financing it is not completed, the Company may be required to significantly curtail or cease its proposed activities. Although the Company believes that the proceeds from the WestLB financing, if completed, will enable it to construct the first Offshore Shuttle, there can be no assurance in that regard. Moreover, even if the WestLB financing or another substantial financing is consummated, the Company's future capital requirements could vary significantly and will depend on certain factors, many of which are not within its control. Such factors include:

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

Forward-looking Statements

         The information set forth herein includes certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding the Company's anticipated operations, market size, the capabilities of the Offshore Shuttle, the dates on which construction of the Offshore Shuttles will commence and be completed, the number of Offshore Shuttles to be constructed, the WestLB financing and the Company's ability to satisfy the conditions precedent to the WestLB financing, and the Company's ability to fund the construction of additional Offshore Shuttles. Actual results could differ materially from those anticipated in such forward-looking statements as result of various known and unknown factors including, without limitation, future economic, competitive, regulatory and market conditions, future business decisions, the receipt of financing, construction delays, demand for the Company's services and those risks discussed in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 8, 2001, and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Readers are cautioned not to put undue reliance on these forward-looking statements. The Company undertakes no obligation to revise any of these forward-looking statements.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 30, 2001, the Company completed the following transactions in reliance on Regulation S:

         In April 2001, the Company sold a total of 200,000 shares to a foreign person for aggregate gross proceeds of $20,000.

         In May 2001, the Company issued 1,000,000 shares to a foreign person pursuant to the exercise of warrants for gross proceeds of $100,000. Also in May 2001, the Company issued 760,000 shares to a foreign person as consideration for waiving certain rights associated with the Intellectual Property Right Agreement between the Company and such person.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.

         (a)      Exhibits

                  The following exhibits are filed herewith:

                  10.1     Addendum to employment agreement with Franz Eder
                  10.2     Addendum to employment agreement with Iqbal Akram


         (b)      Report on Form 8-K.

                  The Company did not file any reports on Form 8-K during the three month period ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  August 10, 2001             MARINE SHUTTLE OPERATIONS INC.



                                   By: /s/ Iqbal Akram

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