Form 10-Q
period 2001-09-30
MARINE SHUTTLE OPERATIONS INC
filed 2001-11-14
CIK 1064469

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

                         Commission File Number 0-29796


                         MARINE SHUTTLE OPERATIONS INC.
                         ------------------------------
             (Exact name of Registrant as Specified in Its Charter)


            Nevada                                         91-1913992
---------------------------------              ---------------------------------
 (State or Other Jurisdiction of                         I.R.S. Employer
  Incorporation or Organization)                        Identification No.)


Luramyrveien 29, Sandnes, Norway                              4391
---------------------------------              ---------------------------------
     (Address of Principal                                 (Zip Code)
       Executive Offices)


Registrant's Telephone Number, Including Area Code (47) 51962300


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _


The number of outstanding shares of the issuer's common stock at November 14, 2001 was 58,304,346.

                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION....................................................................         3

ITEM 1.         FINANCIAL STATEMENTS (UNAUDITED).........................................................         3

                CONSOLIDATED BALANCE SHEETS..............................................................         3

                CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS...................................         4

                CONSOLIDATED STATEMENTS OF CASH FLOWS....................................................         5

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS...........................................         6

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS...............................................................................        10

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................        15


PART II.        OTHER INFORMATION........................................................................        16

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS................................................        16

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES..........................................................        16

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.........................................................        16

SIGNATURES...............................................................................................        17

                                     PART I.

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEETS
                                 (U.S. Dollars)

                                                                                     September 30,        December 31,
                                                                                         2001                 2000
                                                                                    ---------------     ---------------
                                                                                      (unaudited)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                          $        51,150     $       203,207
 Restricted cash                                                                             12,614              21,863
 Accounts receivables                                                                          --                28,270
 Other current assets                                                                       209,656              56,804
                                                                                    ---------------     ---------------
 Total Current Assets                                                                       273,420             310,144

 Property, plant and equipment, net                                                       6,635,025           6,445,875
 Debt issue cost                                                                          2,136,444           1,936,867
 Goodwill, net                                                                           23,365,960          25,925,553
 Patents and agreements, net                                                              2,465,483           2,712,464
                                                                                    ---------------     ---------------

 TOTAL ASSETS                                                                       $    34,876,332     $    37,330,903
                                                                                    ===============     ===============

 LIABILITIES AND SHAREHOLDERS` EQUITY
 Current Liability
 Accounts payable                                                                   $       847,957     $       847,868
 Notes payable                                                                            3,675,000           4,900,000
 Other current liabilities                                                                1,022,081             754,100
                                                                                    ---------------     ---------------
 Total current liabilities                                                                5,545,038           6,501,968

 Long Term Debt                                                                             450,359             265,312

 Contingency (Note 2)

 SHAREHOLDERS' EQUITY
 Authorized 75,000,000 common shares with a par value of $0.001. Issued and outstanding 58,304,346, and 44,463,356 common shares with a par value of $0.001
 at September 30, 2001 and December 31, 2000 respectively                                    58,304              44,463
 Other paid in capital                                                                   52,971,103          50,292,949
 Deficit accumulated during the development stage                                       (23,306,877)        (18,933,079)
 Accumulated other comprehensive loss                                                      (841,595)           (840,710)
                                                                                    ---------------     ---------------
 Total shareholders' equity                                                              28,880,935          30,563,623

 TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                                                             $    34,876,332     $    37,330,903
                                                                                    ===============     ===============


See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                 (U.S. Dollars)
                                   (unaudited)

                                         Cumulative to
                                         September 30,
                                             2001                  Three Months Ended                     Nine Months Ended
                                          from date of                September 30,                         September 30,
                                           inception       ----------------------------------    ----------------------------------
                                         May 23, 1997            2001               2000              2001               2000
                                        ---------------    ---------------    ---------------    ---------------    ---------------

Operating revenues                      $       390,360    $          --      $       108,536    $        50,759    $       108,536
                                        ---------------    ---------------    ---------------    ---------------    ---------------

OPERATING EXPENSES
 Personnel costs                              3,800,509            236,233            492,338            802,382          1,029,313
 Legal, audit and advisory services           2,249,794             18,255             59,201            188,276            289,818
 Cost of cancelled financing                    606,721               --                 --                 --                 --
 General and administrative                   2,597,216             73,328            170,023            232,125            547,879
 Marketing                                    1,197,395             19,322             37,624             77,013            142,176
 Technical development                          581,473               --                 --                 --               29,197
 Depreciation                                   217,401              3,525             27,982             32,204             65,211
 Amortization - goodwill and
  intangibles                                12,832,175          1,023,553          1,016,899          3,062,049          2,985,838
 Loss on investment                              90,000               --                 --                 --                 --
 Currency exchange loss (gain)                  (13,834)               560             (8,082)               848            (14,655)
                                        ---------------    ---------------    ---------------    ---------------    ---------------

 Total operating expenses               $    24,158,850    $     1,374,776    $     1,795,985    $     4,394,897    $     5,074,777
                                        ---------------    ---------------    ---------------    ---------------    ---------------

 Interest expense, net of capitalized           181,130             13,130             15,996             36,207             24,494
 Interest income                                (90,225)              (935)            (1,390)            (6,545)            (9,253)

 Net loss before minority interest      $   (23,859,395)   $    (1,386,971)   $    (1,702,055)   $    (4,373,800)   $    (4,981,482)
                                        ---------------    ---------------    ---------------    ---------------    ---------------

 Minority interest                             (552,518)              --                 --                 --             (225,927)
                                        ---------------    ---------------    ---------------    ---------------    ---------------

 Net loss                               $   (23,306,877)   $    (1,386,971)   $    (1,702,055)   $    (4,373,800)   $    (4,755,555)
                                        ===============    ===============    ===============    ===============    ===============

 Other comprehensive income/(loss):
  Accumulated other comprehensive
  income/(loss)                                (841,595)           275,982           (371,718)              (885)          (627,553)
                                        ---------------    ---------------    ---------------    ---------------    ---------------

 Comprehensive loss                     $   (24,148,472)   $    (1,110,989)   $    (2,073,773)   $    (5,383,108)   $    (4,374,685)
                                        ---------------    ---------------    ---------------    ---------------    ---------------

 Basic and diluted loss per share                          $         (0.02)   $         (0.04)   $         (0.08)   $         (0.11)
                                                           ===============    ===============    ===============    ===============

 Basic and diluted weighted average
  shares outstanding                                            57,971,013         43,988,356         54,679,792         42,399,799
                                                           ===============    ===============    ===============    ===============


See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (U.S. Dollars)
                                   (unaudited)

                                                                           Cumulative to
                                                                         September 30, 2001             Nine Months Ended
                                                                           from date of                   September 30,
                                                                            inception         -----------------------------------
                                                                           May 23, 1997            2001                2000
                                                                          ---------------     ---------------     ---------------

OPERATING ACTIVITIES
Net Loss                                                                  $   (23,306,877)    $    (4,373,800)    $    (3,053,501)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                                  13,049,575           3,094,253           2,006,168
Minority interest                                                                (552,517)               --              (225,927)
Loss on investment                                                                 90,000                --                  --
Loss on disposals of assets                                                         5,708                --                  --
Unrealized gain on foreign currency                                                33,847                  97              (6,573)
Changes in working capital:
Accounts receivable                                                                  --                28,270              38,619
Other current receivables and restricted cash                                    (222,268)           (143,604)            (58,909)
Accounts payable                                                                  847,957                  89            (486,446)
Other current liabilities                                                         988,234             267,884             491,080
                                                                          ---------------     ---------------     ---------------
Net cash used in operating activities                                     $    (9,066,341)    $    (1,126,811)    $    (1,295,488)
                                                                          ---------------     ---------------     ---------------

INVESTING ACTIVITIES
Investments                                                                      (100,000)               --                  --
Capital expenditures                                                           (5,745,181)           (244,961)           (913,870)
Proceeds on sale of investment                                                     55,196                --                  --
Advance to Marine Shuttle Operations AS                                          (249,986)               --                  --
Acquisition of Marine Shuttle Operations AS                                       416,635                --                  --
Advance to Offshore Shuttle AS                                                   (100,000)               --                  --
Acquisition of Offshore Shuttle AS                                                482,476                --                  --
                                                                          ---------------     ---------------     ---------------
Net cash used in investing activities                                     $    (5,240,860)    $      (244,961)    $      (913,870)
                                                                          ---------------     ---------------     ---------------

FINANCING ACTIVITIES
Issuance of capital stock                                                      14,286,446           2,532,396             715,000
Share issue cost                                                                 (746,881)               --               (10,500)
Debt issue cost                                                                (2,136,444)           (199,577)           (353,574)
Payment on Note payable                                                        (7,325,000)         (1,450,000)               --
Borrowing on Note payable                                                      11,469,870             401,491           1,350,000
                                                                          ---------------     ---------------     ---------------
Net cash provided by financing activities                                 $    15,547,991     $     1,284,310     $     1,700,926
                                                                          ---------------     ---------------     ---------------
Effect of exchange rate change in cash and
cash equivalents                                                               (1,189,640)            (64,595)           (237,692)

Net increase (decrease) in cash and cash equiv.                           $        51,150     $      (152,057)    $      (746,123)
                                                                          ---------------     ---------------     ---------------
Cash and cash equivalents at beginning of period                                     --               203,207           1,119,564
                                                                          ---------------     ---------------     ---------------
Cash and cash equivalents at end of period                                $        51,150     $        51,150     $       373,441
                                                                          ===============     ===============     ===============

See accompanying notes to consolidated financial statements.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.       NATURE OF OPERATIONS

         Marine Shuttle Operations Inc. (the "Company"), through its wholly-owned Norwegian subsidiary, Marine Shuttle Operations AS ("MSOAS"), is seeking to become a leading player in the market for installing, decommissioning, and transporting offshore oil and gas structures. The Company, being in the development stage, has not generated any significant revenues from operations and does not expect to generate any significant revenues from operations until the year 2005, at the earliest. There can be no assurance, however, that the Company will ever achieve commercially significant sales. To date, the Company has not entered into any contracts for the use of its proposed services, and no assurance can be given that any such contracts will materialize.

3.       GOING CONCERN

         The Company's ability to continue as a going concern is dependent on its ability to obtain significant additional financing. As shown in the financial statements, the Company is in the development stage and at September 30, 2001 had accumulated losses from operations amounting to $23,306,877 and a working capital deficit of $5,271,618, with no operating assets presently generating cash to fund its operating and capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to raise additional capital. There can be no assurance that the Company will be able to raise additional capital on reasonable terms, if at all, or that any financing transaction will not be dilutive to current shareholders. If the Company is not able to raise additional capital, it may be required to significantly curtail or cease its operating activities. The financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

         On March 1, 1999, the Company entered into a loan agreement with ValorInvest Ltd., an investment company, pursuant to which ValorInvest agreed to lend the Company an aggregate of up to $6,000,000. The loan agreement was amended and restated as of December 31, 1999, and was further amended as of December 31, 2000. The loan agreement provides that advances shall be made in increments of $250,000 and shall not exceed $500,000 in any single month unless agreed to by ValorInvest. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable on June 30, 2001, except that if the Company raises, in the aggregate, in excess of $5,000,000 from equity or long term debt financings after January 1, 2000, then the loan shall be due to the extent of 25% of such excess. As of September 30, 2001, $3,875,000 had been advanced under the loan agreement, and $2,550,000 was outstanding under the loan agreement. The Company currently is in default on this loan, and is in discussions with ValorInvest Ltd. to extend the maturity date of the loan.

         In August 1999, the Company entered into a loan agreement with Statens naerings og distriktsutviklingsfond (the Norwegian Industrial and Regional Development Fund, "SND"), pursuant to which SND agreed to lend the Company an aggregate of up to NOK 4,000,000, (approximately $450,350) to finance specific tasks within the Offshore Shuttle project. As of September 30, 2001, NOK 4,000,000 had been advanced under the loan agreement. The principal is repayable over the five year period commencing two years after disbursement, in semi-annually installments, each in the amount of NOK 400,000. The first installment is due in February 2002.

         In September 1999, the Board of Westdeutsche Landesbank Girozentrale (WestLB) of Dusseldorf issued its conditional approval to underwrite a U.S. $157.5 million loan facility for the first Offshore Shuttle. Based on such approval, the Company has mandated WestLB to act as sole arranger and underwriter for the financing. WestLB's commitment is subject to several material conditions, including satisfactorily completing its due diligence, the Company's obtaining European government guarantees to secure a significant portion of the loan facility, and its completing of an additional equity financing. The Company is seeking to fulfil these conditions. The Company has deferred debt issue costs related to the financing.

         In February 2000, the Company entered into a loan agreement with MFC Merchant Bank S.A. pursuant to which MFC agreed to lend an aggregate of up to $2,000,000, provided that advances shall not exceed $350,000 in any single month. Any monies advanced under this loan agreement shall bear interest at the rate of LIBOR plus 3.5% per annum and shall be due and payable in full on June 30, 2001. As of September 30, 2001, $900,000 was outstanding under this agreement. The Company currently is in default on the loan, and is in discussions with MFC to extend the maturity date of the loan.

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

         In February and March 2001, the Company sold 5,000,000 shares, and warrants to purchase 5,000,000 shares exercisable at $0.10 per share, for aggregate gross proceeds of $505,000. In May 2001, warrants to purchase 1,000,000 shares were exercised for gross proceeds of $100,000, and in July 2001, warrants to purchase 1,500,000 shares were exercised for gross proceeds of $150,000. The remaining warrants expired on October 1, 2001.

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

         In September 2001, the Company entered into a note purchase agreement with Ventegis Capital AG, a German corporation, pursuant to which Ventegis Capital AG purchased from the Company a promissory note in the principal amount of $175,000. The note bears interest at the rate of 5.5% per annum, and may be converted at the option of the lender into the Company's common stock at $0.10 per share. Subject to earlier conversion or prepayment, the note shall be due and payable in full on August 30, 2002.

         In September 2001, the Company entered into a note purchase agreement with a foreign individual pursuant to which he purchased from the Company a promissory note in the principal amount of $50,000. The note bears interest at the rate of 5.5% per annum, and may be converted at the option of the lender into the Company's common stock at $0.10 per share. Subject to earlier conversion or prepayment, the note shall be due and payable in full on August 30, 2002.

                         MARINE SHUTTLE OPERATIONS INC.
                          (A development stage company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


5.       INCOME TAXES

         The Company has not provided for an income tax liability due to the availability of operating loss carry-forwards. The Company has net operating losses which may give rise to future tax benefits of approximately $4.5 million as of September 30, 2001. To the extent not used, net operating loss carry-forwards expire in varying amounts beginning in the year 2007. Based on available evidence, including the Company's history of operating losses, the uncertainty of future profitability and the impact of tax laws which may limit the Company's ability to utilize such loss carry-forwards, management has recorded a full valuation allowance against the realization of the net deferred tax assets.

6.       RECENT PRONOUNCEMENT

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $3,412,792 ($0.06 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect will be on the earnings and financial position of the Company.

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

         The Company has designed a vessel, the "Offshore Shuttle," which it believes will be capable of lifting and carrying large offshore oil and gas structures, eliminating the need for extensive cutting prior to decommissioning and permitting onshore assembly prior to installation. The Company anticipates that construction of the first Offshore Shuttle will commence shortly after the receipt of sufficient capital and that it will be operational 24 months thereafter. Construction of a second Offshore Shuttle is intended to commence one year after construction of the first Offshore Shuttle begins, and construction of a third and a fourth Offshore Shuttle is intended to commence one year after construction of the second begins.

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


Three months ended September 30, 2001 and 2000:

         Personnel costs. Personnel costs include costs for both employees and hired personnel and were $236,233 for the three month period ended September 30, 2001, and $492,338 for the three month period ended September 30, 2000. The decrease in costs of $256,105 was mainly due to less personnel costs related to client studies.

         Legal, audit and advisory services. Legal, audit and advisory services for the three month period ended September 30, 2001 were approximately $18,255 a decrease of $40,946 compared to legal, audit and advisory services of $59,201 for the same period in 2000. The decrease was mainly due to reduced use of legal and financial services as a result of the slowdown in activities.

         General and administrative expenses. General and administrative expenses were $73,328 and $170,023 for the three month periods ended September 30, 2001 and 2000, respectively. The decrease in costs of $96,695 was mainly due to a slowdown of spending by the Company to conserve capital.

         Marketing. Marketing expenses for the three month period ended September 30, 2001 were $19,322, a decrease of $18,302 from the marketing expenses of $37,624 for the same period in 2000. The decrease in costs was mainly due to the purchase of fewer marketing materials and services in the current period.

         Nine months ended September, 2001 and 2000:

         Personnel costs. Personnel costs include costs for both employees and hired personnel and were $802,382 for the nine month period ended September 30, 2001, a decrease of $226,931 from the personnel costs of $1,029,313 for the nine month period ended September 30, 2000. The decrease in costs was mainly due to less personnel costs related to client studies.

         Legal, audit and advisory services. Legal, audit and advisory services for the nine month period ended September 30, 2001 were approximately $188,276, a decrease of $101,542 compared to legal, audit and advisory services of $289,818 for the same period in 2000. The decrease was mainly due to reduced use of legal and financial services as a result of the slowdown in activities.

         General and administrative expenses. General and administrative expenses for the nine month period ended September 30, 2001 were $232,125, a decrease of $315,754 from the general and administrative expenses of $547,879 for the same period in 2000. The decrease in costs was mainly due to a slowdown of spending by the Company to conserve capital.

         Marketing. Marketing expenses for the nine month period ended September 30, 2001 were $77,013, a decrease of $65,163 from the marketing expenses of $142,176 for same period in 2000. The decrease in costs was mainly due to the purchase of fewer marketing materials and services in the current period.

         Technical Development. The Company did not have any technical development costs for the nine month period ended September 30, 2001, mainly due to a slowdown of spending by the Company to conserve capital. The technical development costs for the same period in 2000 were $29,197.

         Interest expense. Interest expense for the nine month period ended September 30, 2001 was $36,207, an increase of $11,713 compared to interest expense of $24,494 for the same period in 2000. The reason for the increase was that the Company has had higher interest bearing debt in the current period compared to the same period in 2000.

         Currency exchange loss/gain. For the nine month period ended September 30, 2001, the Company had a currency exchange loss of $848, compared to a gain of $14,655 for same period in 2000. The difference of $15,503 was a result of weakening of the Norwegian kroner against the U.S. dollar during the period in 2001.


Liquidity and Capital Resources

         The Company's ability to continue as a going concern is dependent on its ability to obtain significant additional financing. As of September 30, 2001, the Company had cash and cash equivalents of $51,150, a deficit accumulated during the development stage of $23,306,877 and a working capital deficit of $5,271,618. The Company is in the development stage with no operating assets presently generating cash to fund its operating and capital requirements.

         Net cash used in operating activities was $1,126,811 for the nine month period ended September 30, 2001, a decrease of $168,677 compared to $1,295,488 used for the nine month period ended September 30, 2000. The decrease was the result of the Company's efforts to reduce spending until the Company can raise additional funds.

         For the nine month period ended September 30, 2001 the Company incurred $244,961 on capital expenditures, a decrease of $668,909 from the capital expenditures of $913,870 for the same period in 2000. The decrease was the result of the Company's efforts to reduce engineering work for the Offshore Shuttle until the Company can raise additional funds.

         On March 1, 1999, the Company entered into a loan agreement with ValorInvest, Ltd., an investment company, pursuant to which ValorInvest agreed to lend the Company an aggregate of up to $6,000,000. The loan agreement was amended and restated as of December 31, 1999, and was further amended as of December 31, 2000. The loan agreement provides that advances shall be made in increments of $250,000 and shall not exceed $500,000 in any single month unless agreed to by ValorInvest. Any monies advanced under the loan agreement shall bear interest at the rate of 7.5% per annum and shall be due and payable on June 30, 2001; except that if the Company raises, in the aggregate, in excess of $5,000,000 from equity or long term debt financing after January 1, 2000, then the loan shall be due to the extent of 25% of such excess. As of September 30, 2001, $3,875,000 had been advanced under the loan agreement, and $2,550,000 was outstanding under the loan agreement. The Company currently is in default on the loan, and is in discussions with ValorInvest Ltd. to extend the maturity date of the loan.

         In August 1999, the Company entered into a loan agreement with Statens naerings og distriktsutviklingsfond (the Norwegian Industrial and Regional Development Fund, "SND"), pursuant to which SND agreed to lend the Company an aggregate of up to NOK 4,000,000, (approximately $450,350), to finance specific tasks within the Offshore Shuttle project. As of September 30, 2001, NOK 4,000,000 was outstanding under the loan agreement. The principal is repayable over the five year period commencing two years after disbursement, in semi-annual installments, each in the amount of NOK 400,000. The first installment is due in February 2002.

         In February 2000, the Company entered into a loan agreement with MFC Merchant Bank S.A, an investment company, pursuant to which MFC agreed to lend an aggregate of up to $2,000,000, provided that advances shall not exceed $350,000 in any single month. Any monies advanced under this loan agreement shall bear interest at the rate of LIBOR plus 3.5% per annum and shall be due and payable in full on June 30, 2001. As of September 30, 2001, $900,000 was outstanding under this agreement. The Company currently is in default on the loan, and is in discussions with MFC to extend the maturity date of the loan.

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

         In February and March 2001, the Company sold 5,000,000 shares, and warrants to purchase 5,000,000 shares exercisable at $0.10 per share, for aggregate gross proceeds of $505,000. In May 2001, warrants to purchase 1,000,000 shares were exercised for gross proceeds of $100,000, and in July 2001, warrants to purchase 1,500,000 shares were exercised for gross proceeds of $150,000. The remaining warrants expired on October 1, 2001.

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

         In September 2001, the Company entered into a note purchase agreement with Ventegis Capital AG, a German corporation, pursuant to which Ventegis Capital AG purchased from the Company a promissory note in the principal amount of $175,000. The note bears interest at the rate of 5.5% per annum, and may be converted at the option of the lender into the Company's common stock at $0.10 per share. Subject to earlier conversion or prepayment, the note shall be due and payable in full on August 30, 2002.

         In September 2001, the Company entered into a note purchase agreement with a foreign individual pursuant to which he purchased from the Company a promissory note in the principal amount of $50,000. The note bears interest at the rate of 5.5% per annum, and may be converted at the option of the lender into the Company's common stock at $0.10 per share. Subject to earlier conversion or prepayment, the note shall be due and payable in full on August 30, 2002.

         The Company is seeking to obtain additional capital. In October 1998, the Company entered into an engagement letter with MFC Merchant Bank S.A. pursuant to which MFC shall act, on a best-efforts basis, as agent for the Company in raising additional capital. As consideration for its services, MFC shall receive a success fee equal to five percent of the capital raised plus DM 100,000 (approximately $46,500) per month until the completion or termination of the MFC financing. In addition, all of MFC's out-of-pocket expenses shall be reimbursed, and if the Company raises the necessary funds through another source, MFC shall receive a break-up fee equal to the greater of $1,200,000 or 350,000 shares of common stock. MFC agreed to defer the monthly fee obligation from May 1, 2000 through December 1, 2000. In return for granting this deferral, the deferred fees were increased by 10%. This 10% premium may be paid with shares of common stock. Effective April 1, 2001, MFC will no longer receive a monthly fee, but will invoice the Company for services rendered at the request of the Company.

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

                                     PART II


                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended September 30, 2001, the Company completed the following transactions in reliance on Regulation S:

         In July 2001, the Company sold 1,500,000 shares to a foreign person pursuant to the exercise of warrants for gross proceeds of $150,000.

         In September 2001, the Company sold promissory notes in the aggregate principal amount of $225,000 to two foreign persons.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         On March 1, 1999, the Company entered into a loan agreement with ValorInvest Ltd., an investment company, pursuant to which ValorInvest agreed to lend the Company an aggregate of up to $6,000,000. Monies advanced under the loan agreement bear interest at the rate of 7.5% per annum, and were due and payable on June 30, 2001. As of September 30, 2001, $3,875,000 had been advanced under the loan agreement, and $2,550,000 was outstanding under the loan agreement. The Company currently is in default on the repayment of the amount outstanding, and is in discussions with ValorInvest to extend the maturity date of the loan.

         In February 2000, the Company entered into a loan agreement with MFC Merchant Bank S.A. pursuant to which MFC agreed to lend an aggregate of up to $2,000,000. Monies advanced under the loan agreement bear interest at the rate of LIBOR plus 3.5% per annum, and were due and payable in full on June 30, 2001. As of September 30, 2001, $900,000 was outstanding under this agreement. The Company currently is in default on the repayment of the amount outstanding, and is in discussions with MFC to extend the maturity date of the loan.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.

         (a)      Exhibits

                  The following exhibits are filed herewith:

                  10.1 Amended and Restated Note Purchase Agreement dated as of September 4, 2001 with Ventegis Capital AG (including amended and restated promissory note dated as of September 4, 2001).

                  10.2 Amended and Restated Note Purchase Agreement dated as of September 21, 2001 with a foreign individual (including amended and restated promissory note dated as of September 21, 2001).



         (b)      Report on Form 8-K.

                  The Company did not file any reports on Form 8-K during the three month period ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 14, 2001            MARINE SHUTTLE OPERATIONS INC.



                                    By: /s/ Iqbal Akram
                                        -------------------

                                    Iqbal Akram, Chief Financial Officer

                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


 Exhibit #                   Document                                    Page

   10.1 Amended and Restated Note Purchase Agreement dated as of September 4, 2001 with Ventegis Capital AG
             (including amended and restated promissory note dated as of September 4, 2001).

   10.2 Amended and Restated Note Purchase Agreement dated as of September 21, 2001 with a foreign individual
             (including amended and restated promissory note dated as of September 21, 2001).